Form 10-Q
period 2021-06-30
Valor Latitude Acquisition Corp.
filed 2021-08-18
CIK 1843091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes ☒    No   ☐
As of August 16, 2021, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

VALOR LATITUDE ACQUISITION CORP.
Form 10-Q
For the Quarter Ended June 30, 2021

Page

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1

Unaudited Condensed Balance Sheet as of June 30, 2021	1

Unaudited Condensed Statements of Operations for the period from January 21, 2021 (Inception) through June 30, 2021 and for the three months period ended June 30, 2021	2

Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the period from January 21, 2021 (Inception) through June 30, 2021 and for the three months period ended June 30, 2021	3

Unaudited Condensed Statement of Cash Flows for the period from January 21, 2021 (Inception) through June 30, 2021	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II—OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	24

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
June 30, 2021

June 30, 2021
(Unaudited)
Assets:
Cash	$763,262
Prepaid expenses	353,588

Total current assets	1,116,850
Prepaid expenses, non-current	289,183
Investments held in trust account	230,003,011

Total Assets	$231,409,044

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$355,239
Promissory note – related party	14,909

Total Current Liabilities	370,148
Warrant Liability	10,888,620
Deferred underwriters’ discount	8,050,000

Total Liabilities	19,308,768
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,710,027 shares at redemption value	207,100,270
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,289,973 shares issued and outstanding (excluding 20,710,027 shares subject to possible redemption)	229
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	800,111
Retained earnings	4,199,091

Total Shareholders’ Equity	5,000,006

Total Liabilities and Shareholders’ Equity	$231,409,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR
THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH
JUNE 30, 2021 AND FOR THE THREE MONTHS PERIOD ENDED JUNE 30, 2021

	For the three months period ended June 30, 2021	For the period from January 21, 2021 (Inception) to June 30, 2021
Formation and operating costs	$523,547	$526,147

Loss from operations	(523,547)	(526,147)
Other income (loss)
Change in fair value of warrant liabilities	5,270,827	5,270,827
Transaction costs allocated to warrant liabilities	(548,600)	(548,600)
Interest Income	3,011	3,011

Total other income	$4,725,238	$4,725,238
Net income	$4,201,691	$4,199,091

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	20,710,027	6,871,077

Basic and diluted net income per share	$—	$—

Basic and diluted weighted average shares outstanding, ordinary share	8,515,272	6,475,798

Basic and diluted net income per share	$0.49	$0.65

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH JUNE 30, 2021
AND FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2021

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Retained Earnings ( Accumulated	Total Shareholder s ’
	Shares	Amount	Shares	Amount	Capital	Deficit )	Equity
Balance as of January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(2,600)	(2,600)

Balance as of March 31, 2021	—	$—	5,750,000	$575	$24,425	$(2,600)	$22,400

Balance as of March 31, 2021	—	$—	5,750,000	$575	$24,425	$(2,600)	$22,400
Sale of 20,000,000 Units on May 6, 2021 net of warrant liability initial fair value	20,000,000	2,000	—	—	191,073,180	—	191,075,180
Sale of 3,000,000 Units on May 11, 2021 net of warrant liability initial fair value	3,000,000	300	—	—	28,660,977	—	28,661,277
Excess value of cash received over fair value of Private Placement Warrants	—	—	—	—	704,096	—	704,096
Net offering costs	—		—	—	(12,564,368)	—	(12,564,368)
Net income	—	—	—	—	—	4,201,691	4,201,691
Class A ordinary shares subject to possible redemption	(20,710,027)	(2,071)	—	—	(207,098,199)	—	(207,100,270)

Balance as of June 30, 2021	2,289,973	$229	5,750,000	$575	$800,111	$4,199,091	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from January 21, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net income	$4,199,091
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	548,600
Change in fair value of warrant liability	(5,270,827)
Interest earned on investments held in Trust Account	(3,011)
Changes in assets and liabilities:
Prepaid exp enses	(642,771)
Accrued offering costs and expenses	355,239

Net cash used in operating activities	(813,679)

Cash flows from investing activities:
Investments held in trust account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash flows from financing activities:
Promissory note - related party	14,909
Proceeds from issuance of founder shares	25,000
Proceeds received from public offerings, net of underwriters’ discount	225,400,000
Proceeds from private placement	6,600,000
Payment of offering costs	(462,968)

Net cash provided by financing activities	231,576,941

Net change in cash	763,262
Cash, beginning of the period	—

Cash, end of the period	$763,262

Supplemental disclosure of cash flow information:
Deferred underwriter’s discount	$8,050,000

Initial value of Class A ordinary shares subject to possible redemption	$202,347,280

Change in value of Class A ordinary shares subject to possible redemption	$4,752,990

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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Valor Latitude LLC, a Cayman Islands limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on May 3, 2021 (the “Effective Date”). On May 6, 2021, Company consummated its IPO of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”),
and
one-third of
one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is discussed in Note
s
 3 and 7.
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
Simultaneously with the issuance and sale of the Units on May 11, 2021, the Company consummated the private placement with the Sponsor and Phoenix of an aggregate of 400,000 warrants to purchase Class A Ordinary Shares for $1.50 per warrant generating total proceeds of $600,000.
A total of $230,000,000 was placed in a U.S.-based trust account at JPMorgan maintained by Continental Stock Transfer & Trust Company, acting as trustee.
Transaction costs of the IPO and the exercise of the over-allotment amounted to $13,112,968 consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, and $462,968 of other offering costs. Of the offering costs, $548,600 is included in the statement of operations and $12,564,368 is included in equity.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (as described in Note 5) and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem

100
% of the public shares if the Company has not consummated an initial Business Combination within
24
months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights
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
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of June 30, 2021, the Company had $763,262 in cash and working capital of $746,702. Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of common stock by our Sponsor and loans from our Sponsor and a related party.
During the period covered by this quarterly report on
Form 10-Q (the
“Quarterly Report”), the Company consummated its IPO (see Note 3) and Private Placement (See Note 4) and the underwriters fully exercised their over-allotment option. Of the net proceeds from the IPO, exercise of the over-allotment option, and associated Private Placements, $230,000,000 of cash was placed in the Trust Account and $763,262 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.
The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of June 30, 2021, no Working Capital Loans were outstanding.

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
as filed with the SEC on May 12, 2021. The interim results for the three months period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Offering Costs Associated with IPO
The Company complies with the requirements of ASC 34-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on May 11, 2021, (upon the underwriters exercising their over-allotment option), offering costs totaling

$
13,112,968
(consisting of $
4,600,000
of underwriting fee, $
8,050,000
of deferred underwriting fee and $
462,968
of other offering costs) were recognized with $
548,600
which was allocated to the Public Warrants and Private Warrants, included in the statement of operations as a component of other income/(expense) and $
12,564,368
included in shareholder
s
’ equity.
Investments Held in Trust Account
At June 30, 2021, funds held in the Trust Account include
 $230,003,011 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (May 6, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.
Warrant Instruments
The Company
has accounted

for the 12,066,667 warrants issued in connection with the IPO, Private Placement, and the underwriters exercise of the over-allotment option in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instruments as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured at
each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model utilizing inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at
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

Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,066,667 shares of ordinary share in the aggregate.
The Company’s condensed statement of operations include a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class
method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable
Class B ordinary share is calculated by dividing the net income, adjusted for income attributable to redeemable Class B ordinary shares, by the weighted average number of non-redeemable
Class B ordinary shares outstanding for the periods.
Non-redeemable
Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three Months Ended June 30, 2021	For the period from January 21, 2021 (Inception) to June 30, 2021
Class A Ordinary share subject to possible redemption
Numerator: net income allocable to Class A ordinary share subject to possible redemption
Interest income on marketable securities held in trust	$3,011	$3,011
Less: interest available to be withdrawn for payment of taxes	$(3,011)	$(3,011)

Net income allocable to Class A ordinary share subject to possible redemption	$—	$—
Denominator: weighted average redeemable Class A ordinary share
Redeemable Class A ordinary share, basic and diluted	20,710,027	6,871,077
Basic and diluted net income per share, redeemable ordinary share	$0.00	$0.00

Non-Redeemable Ordinary share
Numerator: Net Income minus Redeemable Net Earnings
Net income	$4,201,691	$4,199,091
Redeemable Net Earnings	$—	$—

Non-redeemable net income	$4,201,691	$4,199,091
Denominator: weighted average non-redeemable ordinary share
Basic and diluted weighted average shares outstanding, ordinary share	8,515,272	6,475,798
Basic and diluted net income per share, ordinary share	$0.49	$0.65
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder
s
’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder
s
’ equity section of the Company’s balance sheet.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The tax provision for the period was not material.
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
Simultaneously with the issuance and sale of the Units on May 11, 2021, the Company consummated the sale of Private Placement Warrants with the Sponsor and Phoenix of an aggregate of 400,000 warrants to purchase Class A Ordinary Shares for $1.50 per warrant generating total proceeds of $600,000.
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
As of June 30, 2021, $14,909 was outstanding under the promissory note.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
Commencing on the date of the prospectus, the Company has agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to the Sponsor, secretarial and administrative support services provided to members of the management team and other expenses and obligations of the Sponsor. For the three month period ended June 30, 2021 and for the period from January 21, 2021 (inception) to June 30, 2021, the Company incurred $10,000 in administrative service fees and paid $10,000 to an affiliate of the Sponsor for those fees. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.
Note 6 — Recurring Fair Value Measurements
At June 30, 2021, the Company’s warrant liability was valued at $10,888,620. Under the guidance in ASC
815-40
the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liability classified within Level 3 of the fair value hierarchy.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.
Substantially all of the Company’s investment held in the Trust Account on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2		Level 3
U. S. Money Market funds	230,003,011
Public Warrants	$6,900,000	$—	$	—
Private Warrants	$—	$—	$	3,988,620
Measurement
The Company established the initial fair value for the Warrants on May 6, 2021, the date of the consummation of the Company’s IPO. The company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. In June 2021, the Company’s Public Warrants began separately trading on the NASDAQ and consequently were reclassified to a Level 1 valuation. At June 30, 2021, the Company used a modified Black-Scholes model to value the Private Warrants.
The key inputs into the Monte Carlo simulation and the modified Black-Scholes models were as follows at May 6, 2021 (inception) and June 30, 2021:

Input	May 6, 2021 (Initial Measurement)	June 30, 2021
Risk-free interest rate	1.13%	1.10%
Expected term (years)	6.44	6.34
Expected volatility	24.4%	17.1%
Exercise price	$11.50	$11.50
The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants classified as Level 3:

Fair value at January 21, 2021 (inception)	$—
Initial fair value on May 6, 2021	14,284,733
Initial value of Warrants issued on May 11, 2021	1,874,714
Public Warrants reclassified to level 1 (1)	(6,900,000)
Change in fair value	(5,270,827)
Fair Value at June 30, 2021	$3,988,620

(1)	Assumes the Public Warrants were reclassified on June 30, 2021.
Except for the transfer from Level 3 to Level 1 for the Public Warrants, there were no other transfers between Levels 1, 2 or 3 during the six months period ended June 30, 2021
.
Note 7 — Commitments and Contingencies
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
and purchased 3,000,000 units.
Note 8 — Shareholder
s
’ Equity
Preference shares—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class
 A Ordinary shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021, there were 2,289,973 Class A ordinary shares issued and outstanding, excluding 20,710,027 shares subject to possible redemption.
Class
 B ordinary shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO.
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
Note 9 — Subsequent Events
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
As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2021, we had $763,262 cash and deferred offering underwriter’s discount of $8,050,000.
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
Simultaneously with the issuance and sale of the Units on May 11, 2021, we consummated the private placement with the Sponsor and Phoenix of an aggregate of 400,000 warrants to purchase Class A Ordinary Shares for $1.50 per warrant generating total proceeds of $600,000.
Of the net proceeds from the IPO, exercise of the over-allotment option, and associated private placements, $230,000,000 of cash was placed in the Trust Account.
We cannot assure you that our plans to complete our Initial Business Combination will be successful.
Results of Operations
Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months period ended June 30, 2021, we had net income of $4,201,691, which consisted of $523,547 in formation and operating costs and $548,600 of expenses related to the IPO, offset by $3,011 in interest earned on marketable securities held in the Trust Account and a gain from the change in fair value of warrant liabilities of $5,270,827.
For the period from January 21, 2021 (inception) through June 30, 2021, we had net income of $4,199,091, which consisted of $526,147 in formation and operating costs and $548,600 of expenses related to the IPO, offset by $3,011 in interest earned on marketable securities held in the Trust Account and a gain from the change in fair value of warrant liabilities of $5,270,827.
Liquidity and Capital Resources
As of June 30, 2021, we had $763,262 of cash available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

As of June 30, 2021, we had marketable securities held in the Trust Account of $ 230,003,011 (including approximately $3,011 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.
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
Use of Estimates
The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The fair value of our assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Our derivative instruments are recorded at fair value as of the IPO (May 6, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments
We have accounted for the 12,066,667 warrants issued in connection with the IPO, Private Placement, and the underwriters exercise of the over-allotment option in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we will classify the warrant instruments as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model utilizing inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.
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

Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,066,667 shares of ordinary share in the aggregate.
Our condensed statements of operations include a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable Class B ordinary share is calculated by dividing the net income, adjusted for income attributable to redeemable Class B ordinary shares, by the weighted average number of non-redeemable Class B ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.
Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value.
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs Associated with IPO
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on May 6, 2021, offering costs totaling $13,112,968 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $462,968 of other offering costs) were recognized with $548,600 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations as a component of other income/(expense) and $ 12,564,368 included in shareholders’ equity.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt —debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We have complied with ASU
2020-06
since its inception on January 21, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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
As required by
Rules 13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15(e) and
15d-15(e) under
the Exchange Act) were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.
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

Substantially concurrently with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 4,000,000 warrants (the “Private Placement Warrants”) to our Sponsor and Phoenix at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $6,000,000, and substantially concurrently with the closing of the full exercise of the over-allotment option relating to the Initial Public Offering, the Company completed the private sale of an aggregate of 400,000 additional Private Placement Warrants to our Sponsor and Phoenix at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $600,000. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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
Dated: August 18, 2021