Form 10-Q
period 2021-09-30
Valor Latitude Acquisition Corp.
filed 2021-11-23
CIK 1843091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T(§
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
As of November
22
, 2021,
23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

VALOR LATITUDE ACQUISITION CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

Page
PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
UNAUDITED CONDENSED BALANCE SHEET September 30, 2021	1
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2021	2
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 AND FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021	3
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS For the period from January 21, 2021 (inception) through September 30, 2021	4
NOTES TO FINANCIAL STATEMENTS	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II – OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
September 30, 2021

September 30, 2021
(Unaudited)
Assets:
Current Assets:

Cash	$653,267
Prepaid expenses	347,711

Total current assets	1,000,978
Prepaid expenses, non-current	201,151
Investments held in trust account	230,005,970

Total Assets	$231,208,099

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$515,045
Promissory note – related party	14,909

Total Current Liabilities	529,954
Warrant Liability	9,693,401
Deferred underwriters’ fee	8,050,000

Total Liabilities	18,273,355
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.00 redemption value	230,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(17,065,831)

Total Shareholders’ Deficit	(17,065,256)

Total Liabilities and Shareholders’ Deficit	$231,208,099

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 AND FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2021

	For the three months period ended September 30, 2021	For the period from January 21, 2021 (Inception) to September 30, 2021

Formation and operating costs	$363,710	$889,857

Loss from operations	(363,710)	(889,857)
Other income (loss)
Change in fair value of warrant liability	1,195,219	6,466,046
Transaction costs	—	(548,600)
Interest Income	2,959	5,970

Total other income	$1,198,178	$5,923,416
Net income	$834,468	$5,033,559

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	23,000,000	12,847,328

Basic and diluted net income per share	$0.03	$0.27

Basic and diluted weighted average shares outstanding, ordinary share	5,750,000	5,406,489

Basic and diluted net income per share	$0.03	$0.28

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 AND FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Retained Earnings (Accumulated)	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(2,600)	(2,600)

Balance as of March 31, 2021	—	$—	5,750,000	$575	$24,425	$(2,600)	$22,400

Balance as of March 31, 2021	—	$—	5,750,000	$575	$24,425	$(2,600)	$22,400
Sale of 20,000,000 Units on May 6, 2021 net of warrant liability initial fair value	20,000,000	2,000	—	—	191,073,180	—	191,075,180
Sale of 3,000,000 Units on May 11, 2021 net of warrant liability initial fair value	3,000,000	300	—	—	28,660,977	—	28,661,277
Excess value of cash received over fair value of Private Placement Warrants	—	—	—	—	704,096	—	704,096
Net offering costs	—	—	—	—	(12,564,368)	—	(12,564,368)
Remeasurement adjustment on redeemable class A ordinary shares (see Note 2)	—	—	—	—	22,099,390	(22,099,390)	—
Net income	—	—	—	—	—	4,201,691	4,201,691
Class A ordinary shares subject to possible redemption	(23,000,000)	(2,300)	—	—	(229,997,700)	—	(230,000,000)

Balance as of June 30, 2021 (restated - see Note 2)	—	$—	5,750,000	$575	$—	$(17,900,299)	$(17,899,724)

Net income	—	—	—	—	—	834,468	834,468
Balance as of September 30, 2021	—	$—	5,750,000	$575	$—	$(17,065,831)	$(17,065,256)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the period from January 21, 2021 (inception) through September 30, 2021

For the period from January 21, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income	$5,033,559
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to warrant liability	548,600
Amortization of prepaid expenses	163,338
Change in fair value of warrant liability	(6,466,046)
Interest earned on investments held in Trust Account	(5,970)
Changes in assets and liabilities:
Prepaid expenses	(712,200)
Accrued offering costs and expenses	515,045

Net cash used in operating activities	(923,674)

Cash flows from investing activities:
Investments held in trust account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash flows from financing activities:
Promissory note - related party	14,909
Proceeds from issuance of founder shares	25,000
Proceeds received from public offerings, net of underwriters’ discount	225,400,000
Proceeds from private placement	6,600,000
Payment of offering costs	(462,968)

Net cash provided by financing activities	231,576,941

Net change in cash	653,267
Cash, beginning of the period	—

Cash, end of the period	$653,267

Supplemental disclosure of cash flow information:
Deferred underwriter’s fee	$8,050,000

Remeasurement adjustment on redeemable class A ordinary shares	$22,099,390

Payment of deferred offering costs by the Sponsor in exchange for issuance of Class B ordinary shares	$22,400

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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Valor Latitude LLC, a Cayman Islands limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on May 3, 2021 (the “Effective Date”). On May 6, 2021, the Company consummated its IPO of
20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary
Shares”), and
one-third
of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is discussed in Notes 4 and 8.
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
Transaction costs of the IPO and the exercise of the over-allotment amounted to $13,112,968 consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, and $462,968 of other offering costs. Of the offering costs, $548,600 is included in the statement of operations and $12,564,368 is included in temporary equity.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (as described in Note 6) public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem

100% of the public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’
rights or pre-initial Business Combination
activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder s
h
ares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.
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
Liquidity and Capital Resources
On May 6, 2021 the Company consummated its IPO (see Note 4) and Private Placement (See Note 5) and on May 11, 2021 the underwriters fully exercised their over-allotment option and substantially concurrently therewith, the Company completed the private sale of an aggregate of 400,000 additional Private Placement Warrants. Of the net proceeds from the IPO, exercise of the over-allotment option, and associated Private Placements,
$230,000,000
of cash was placed in the Trust Account and
 $1,961,865
of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.
As of September 30, 2021, the Company had
 $
653,267
in cash and working capital of
 $471,024
. Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from the Sponsor and a related party.
The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of September 30, 2021, no
Working Capital Loans were
outstanding.
At September 30, 2021, the Company had cash outside the Trust Account of $653,267 and working capital of $471,024. Over the next 12 months, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this with the consummation of a proposed Business Combination in the combination period or with Working Capital Loans. There is no assurance that the Company’s plans to consummate a proposed Business Combination will occur or the Company will be able to borrow needed capital. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Restatement of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to clas
s
ify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”
In light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to r
e
port all public shares as temporary equity. As such the Company is restating those periods in this quarterly report on Form 10-Q (the “Quarterly Report”).
Impact of the Restatement
The impact to the financial statements as of May 6, 2021 and June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021 and for the three months ended June 30, 2021 is presented below:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of May 6, 2021
Ordinary shares subject to possible redemption ($)	$175,271,990	$24,728,010	$200,000,000

Ordinary shares Class A, $0.0001 par value	$247	$(247)	$—
Ordinary shares Class B, $0.0001 par value	575	—	575
Additional Paid in Capital	5,527,456	(5,527,456)	—
Accumulated deficit	(528,270)	(19,200,307)	(19,728,577)

Total shareholders’ equity/(deficit)	$5,000,008	$(24,728,010)	$(19,728,002)

Number of shares subject to possible redemption	$17,527,199	$2,472,801	$20,000,000

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (unaudited)
Ordinary shares subject to possible redemption	$207,100,270	$22,899,730	$230,000,000

Ordinary shares Class A, $0.0001 par value	$229	$(229)	$—
Additional Paid in Capital	800,111	(800,111)	—
Accumulated deficit	4,199,091	(22,099,390)	(17,900,299)
Total shareholders’ equity/(deficit)	$5,000,006	$(22,899,730)	$(17,899,724)
Number of shares subject to redemption	20,710,027	2,289,973	23,000,000

	As Previously Reported	Adjustment	As Restated
Statement of O perations for the three months ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares, redeemable shares	20,710,027	(6,973,763)	13,736,264
Basic and diluted net income per share, redeemable shares	$—	$0.22	$0.22
Basic and diluted weighted average shares, non-redeemable shares	8,515,272	3,103,184	5,412,088
Basic and diluted net income per share, non-redeemable shares	$0.49	$(0.27)	$0.22

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the period from January 12, 2021 through June 30, 2021 (unaudited)
Basic and diluted weighted average shares, redeemable shares	6,871,077	481,864	7,352,941
Basic and diluted net income per share, redeemable shares	$—	$0.33	$0.33
Basic and diluted weighted average shares, non-redeemable shares	6,475,798	(1,255,210)	5,220,588
Basic and diluted net income per share, non-redeemable shares	$0.65	$(0.32)	$0.33

	As Previously Reported	Adjustment	As Restated
Statement of Changes In Shareholders’ Equity as of June 30, 2021 (unaudited)
Sale of 23,000,000 Units on May 6, 2021 and May 11, 2021 through public offering	$230,000,000	$(230,000,000)	$—
Changes in Class A ordinary shares subject to possible redemption,	$(207,100,270)	$207,100,270	$—
Remeasurement adjustment on Redeemable Class A ordinary shares	$—	$(22,099,390)	$(22,099,390)
Shareholders’ equity	$5,000,006	$(22,899,730)	$(17,899,724)

	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows For the period from January 12, 2021 through June 30, 2021 (unaudited) Non-Cash investing and financing activities
Initial value of Class A ordinary shares subject to possible redemption	$202,347,280	$(202,347,280)	$—
Change in Class A ordinary shares subject to possible redemption—APIC	$4,752,990	$(4,752,990)	$—
Remeasurement adjustment on redeemable Class A ordinary shares	$—	$22,099,390	$22,099,390

Note 3 — Summary of Significant Accounting Policies
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2021, as well as the Company’s Current Report on Form 8-K, as
filed with the SEC on May 12, 2021. The interim results for the three months period ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Offering Costs Associated with IPO
The Company complies with the requirements of ASC
34-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on May 11, 2021, (upon the underwriters exercising their over-allotment option), offering costs totaling $13,112,968 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $462,968 of other offering costs) were recognized with $548,600 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations as a component of other income/(expense) and $ 12,564,368 included in shareholders’ equity.
Investments Held in Trust Account
At September 30, 2021, funds held in the Trust Account include $230,005,970 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 12,066,667 Class A ordinary shares at $11.50 per share were issued on May 6, 2021 and May 11, 2021. No warrants were exercised during the three or nine months ended September 30, 20201. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in conn
e
ction with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period.

	For the three months ended September 30, 2021		For the period from January 21, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$667,574	$166,894	$3,523,491	$1,510,068
Denominator
Weighted-average shares outstanding	23,000,000	5,750,000	12,847,328	5,406,489
Basic and diluted net income per share	$0.03	$0.03	$0.27	$0.28
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Note 4 — Initial Public Offering Units
On May 6, 2021, the Company consummated its
IPO of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary
Shares”), and
one-third
of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is discussed in Note
8
. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
The underwriters
had a 45-day option from
the date of the Company’s Prospectus for the IPO (May 5, 2021) to purchase up to an additional 3,000,000 Units to cover over-allotments, if any.
The underwriters fully exercised the over-allotment option and, on May 11, 2021, the underwriters purchased 3,000,000 units generating net proceeds to the Company of approximately $29,400,000 in the aggregate after deducting the underwriter fee.
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

•
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

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for

•	share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

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
Note 5 — Private Placement
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
The Sponsor, Phoenix, and our officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (as described in Note
6
) and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’
rights or pre-initial Business Combination
activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the initial Business Combination.
Note 6 — Related Party Transactions
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
 or the closing of the IPO.
As of September 30, 2021, $14,909 was outstanding under the promissory note.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
Commencing on the date of the prospectus, the Company has agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to the Sponsor, secretarial and administrative support services provided to members of the management team and other expenses and obligations of the Sponsor. For the three month period ended September 30, 2021 and for the period from January 21, 2021 (inception) to September 30, 2021, the Company incurred $30,000 and $40,000 in administrative service fees, respectively and paid $30,000 and $40,000 to an affiliate of the Sponsor for those fees, respectively. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.
Note 7 — Recurring Fair Value Measurements
At September 30, 2021, the Company’s warrant liability was valued at $9,693,401. Under the guidance in
ASC 815-40 the
warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at
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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
U. S. Money Market funds	$230,005,970	$—	$—
Public Warrants	$6,134,867	$—	$—
Private Warrants	$—	$—	$3,558,534
Measurement
The Company established the initial fair value for the Warrants on May 6, 2021, the date of the consummation of the Company’s IPO. The company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. In June 2021, the Company’s Public Warrants began separately trading on the NASDAQ and consequently were reclassified to a Level 1 valuation. At September 30, 2021, the Company used a modified Black-Scholes model to value the Private Warrants.
The key inputs into the Monte Carlo simulation and the modified Black-Scholes models were as follows at May 6, 2021 (inception) and September 30, 2021:

Input	May 6, 2021 (Initial Measurement)	September 30, 2021
Risk-free interest rate	1.13%	1.11%
Expected term (years)	6.44	5.75
Expected volatility	24.4%	14.9%
Exercise price	$11.5	$11.5
The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants classified as Level 3:

Fair value at January 21, 2021 (inception)	$—
Initial fair value on May 6, 2021	14,284,733
Initial value of Warrants issued on May 11, 2021	1,874,714
Public Warrants reclassified to level 1 (1)	(6,134,867)
Change in fair value	(6,466,046)
Fair Value at September 30, 2021	$3,558,534

(1)	Assumes the Public Warrants were reclassified on September 30, 2021.
Except for the transfer from Level 3 to Level 1 for the Public Warrants, there were no other transfers between Levels 1, 2 or 3 during the nine months period ended September 30, 2021.

Note 8 — Commitments and Contingencies
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
Note 9 — Shareholders’ Deficit
Preference shares—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class
 B ordinary shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO.
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
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the filing date of our Form 10-Q for the quarter ended September 30, 2021. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
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
As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2021, we had $653,267 cash and deferred offering underwriter’s discount of $8,050,000.

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
Results of Operations
Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months period ended September 30, 2021, we had net income of $834,468, which consisted of $363,710 in formation and operating costs offset by $2,959 in interest earned on investments held in the Trust Account and a gain from the change in fair value of warrant liability of $1,195,219.
For the period from January 21, 2021 (inception) through September 30, 2021, we had net income of $5,033,559, which consisted of $889,857 in formation and operating costs and $548,600 of expenses related to the IPO, offset by $5,970 in interest earned on marketable securities held in the Trust Account and a gain from the change in fair value of warrant liability of $6,466,046.
Liquidity and Capital Resources
On May 6, 2021 we consummated our IPO and Private Placement and on May 11, 2021 the underwriters fully exercised their over-allotment option and substantially concurrently therewith, wet completed the private sale of an aggregate of 400,000 additional Private Placement Warrants. Of the net proceeds from the IPO, exercise of the over-allotment option, and associated Private Placements, $230,000,000 of cash was placed in the Trust Account and $1,961,865 of cash was held outside of the Trust Account and is available for working capital purposes.
As of September 30, 2021, we had $653,267 in cash and working capital of $471,024. Until the consummation of the IPO, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from the Sponsor and a related party.
Our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of September 30, 2021, no Working Capital Loans were outstanding.
At September 30, 2021, we had cash outside the Trust Account of $653,267 and working capital of $471,024. Over the next 12 months, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to address this with the consummation of a proposed Business Combination in the combination period or with Working Capital Loans. There is no assurance that our plans to consummate a proposed Business Combination will occur or we will be able to borrow needed capital. As such, there is substantial doubt about our ability to continue as a going concern.

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

Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 12,066,667 Class A ordinary shares at $11.50 per share were issued on May 6, 2021 and May 11, 2021. No warrants were exercised during the three or nine months ended September 30, 20201. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period.
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
Off-Balance Sheet Arrangements;
Commitments and Contractual Obligations
Registration Rights Agreement
Pursuant to a registration rights agreement entered into on May 3, 2021, the holders of the Founder Shares (See Item 1, Note 6), and the Private Placement Warrants and its underlying securities (See Item 1, Note 5) are entitled to certain registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.
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
Within this Quarterly Report on Form 10-Q, we are reporting the restatement of our balance sheet as of May 6, 2021 and our financial statements as of and for the period ended June 30, 2021, to correct for the classification of a portion of the Class A ordinary shares subject to possible redemption. We determined that the error in accounting for the shares subject to redemption represented a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments. As required by Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the
Exchange Act) were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting relating to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ending September 30, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statement described in Note 2 to the accompanying financial statements had not yet been identified. Management has identified a material weakness in internal controls related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q are
any of the risks described in our final prospectus relating to the Initial Public Offering dated May 3, 2021 filed with the SEC on May 5, 2021 (the “Prospectus”). As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified a portion of our public shares as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by us to complete our initial business combination. Therefore, management concluded that our previously issued financial statements impacted should be restated to report all public shares as temporary equity. Management concluded that the foregoing constituted a material weakness as of September 30, 2021.
As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
Dated: November 22, 2021