Form 10-Q
period 2022-03-31
Valor Latitude Acquisition Corp.
filed 2022-05-19
CIK 1843091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
1
7
, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

VALOR LATITUDE ACQUISITION CORP.
Form
10-Q
For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
VALOR LATITUDE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	Unaudited
Assets:
Current Assets:
Cash and cash equivalents	$177,789	$343,519
Prepaid expenses	386,826	341,874

Total current assets	564,615	685,393
Prepaid expenses, non-current	31,846	116,144
Investments held in trust account	230,032,697	230,010,830

Total Assets	$230,629,158	$230,812,367

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$188,085	$164,780
Due to related party	71,546	44,909

Total Current Liabilities	259,631	209,689
Warrant liabilities	3,661,540	7,386,968
Deferred underwriters’ fee	8,050,000	8,050,000

Total Liabilities	11,971,171	15,646,657
Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at $10.00 redemption value	230,000,000	230,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Accumulated deficit	(11,342,588)	(14,834,865)

Total Shareholders’ Deficit	(11,342,013)	(14,834,290)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$230,629,158	$230,812,367

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months period ended March 31, 2022	For the period from January 21, 2021 (Inception) to March 31, 2021
Formation and operating costs	$255,032	$2,600

Loss from operations	(255,032)	(2,600)

Other income
Change in fair value of warrant liability	3,725,428	—
Interest Income	21,881	—

Total other income	$3,747,309	$—

Net income (loss)	$3,492,277	$(2,600)

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to redemption	23,000,000	—

Basic and diluted net income (loss) per share	$0.12	$—

Basic and diluted weighted average shares outstanding, Class B ordinary share	5,750,000	5,000,000

Basic and diluted net income (loss) per share	$0.12	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of January 1, 2022	—	$—	5,750,000	$575	$—	$(14,834,865)	$(14,834,290)
Net loss	—	—	—	—	—	3,492,277	3,492,277

Balance as of March 31, 2022	—	$—	5,750,000	$575	$—	$(11,342,588)	$(11,342,013)

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(2,600)	(2,600)

Balance as of March 31, 2021	—	$—	5,750,000	$575	$24,425	$(2,600)	$22,400

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months period ended March 31, 2022	For the period from January 21, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net income (loss)	$3,492,277	$(2,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	2,600
Amortization of prepaid expenses	98,846	—
Change in fair value of warrant liability	(3,725,428)	—
Interest earned on investments held in Trust Account	(21,867)	—
Changes in assets and liabilities:		—
Prepaid expenses	(59,500)	—
Accrued offering costs and expenses	23,305	—
Due to related party	26,637	—

Net cash used in operating activities	(165,730)	—

Net change in cash	(165,730)	—
Cash and cash equivalents, beginning of the period	343,519	—

Cash and cash equivalents, end of the period	$177,789	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued expenses	$—	$50,000

Payment of deferred offering costs by the Sponsor in exchange for issuance of Class B ordinary shares	$—	$22,400

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”) described below, and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The
Company will generate non-operating income in the
form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
s
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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (as described in Note 5) public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity;
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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $
1,500,000
 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $
1.50
 per warrant. As of March 31, 2022,
no
 Working Capital Loans were
outstanding.
On February 28, 2022, the Company entered into a convertible note with the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $300,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination. Up to $300,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants
.

At March 31, 2022, the Company had cash and cash equivalents outside the Trust Account of $177,789 and working capital of $304,984. Over the next 12 months, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this with the consummation of a proposed Business Combination in the combination period or with Working Capital Loans. There is no assurance that the Company’s plans to consummate a proposed Business Combination will occur or the Company will be able to borrow needed capital. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
10-K
as filed with the SEC on April 12, 2022. The interim results for the three months period ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had cash equivalents amounting to $177,789 and $343,519, respectivel
y.
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
s
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
s
of operations as a component of other income/(expense) and $ 12,564,368 included in temporary equity.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, funds held in the Trust Account include $230,032,697 and $230,010,830
, respectively
,
of
investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet
s.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (May 6, 2021)
and re-valued at
each reporting date, with changes in the fair value reported in the statement
s
of operations. Derivative assets and liabilities are classified on the balance sheet
s
as current
or non-current based
on whether or
not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date
s
. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement
s
of operations in the period of change.

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
s
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

Stock Based Compensation
The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 24 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.
The shares were issued on April 8, 2021 (“Grant Date”), and the shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $0.0043 per share equal to cost as of the Grant Date, or an aggregate of $957 for the 220,000 shares. Upon consummation of an initial Business Combination the Company will recognize $0 in compensation expense.
On March 16, 2022 the Company’s sponsor transferred 93,750 founder shares to one director. The Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $5.39 per share equal to cost as of the Grant Date, or an aggregate of $505,734 for the 93,750 shares. Upon consummation of an initial Business Combination, the Company will recognize $505,734 in compensation expense.

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

	For the three months ended March 31, 2022	For the period from January 21, 2021 (inception) through March 31, 2021
Class A Ordinary Share
Net income allocable to Class A ordinary shares	$2,793,822	$—
Basic and diluted weighted average shares outstanding	23,000,000	—
Basic and diluted net income per share	$0.12	$—
Class B Ordinary Share
Net income allocable to Class B ordinary shares	$698,455	$(2,600)
Weighted average shares outstanding, basic and diluted	5,750,000	5,000,000
Basic and diluted net income per ordinary share	$0.12	$(0.00)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet
s
.
As of March 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheet
s
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to examination since inception.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Recent Accounting Pronouncements
In

May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The standard clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange, and it provides guidance on how an issuer would measure and recognize the effect of these transactions. Specifically, the ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
 Class A ordinary share at a price of $
11.50
 per share, subject to adjustment.
The warrants will become exercisable on the later of

 months from the closing of the IPO or
30
 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company has agreed that as soon as practicable, but in no event later than fifteen (
15
) business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (
60
th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value and (B)
0.361
. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the
10
 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within

•
A
30-trading
day period ending three business days before the Company sends to the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $
18.00
 per share (as adjusted for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like).

The Company has established the last of the redemption criteria discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. Any such exercise would not be done on a “cashless” basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) as well as the $
11.50
(for whole shares) warrant exercise price after the redemption notice is issued.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $
0.10
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

•	if, and only if, the Reference Value equals or exceeds $ 10.00 per share (as adjusted for

•	share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

•
if the Reference Value is less than $
18.00
 per share (as adjusted for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $
9.20
 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsors or their affiliates, without taking into account any founder shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the
20
 trading day period starting on the trading day prior to the day on which the Company completes the initial Business Combination (such price, the “Market Value”) is below $
9.20
 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, the $
18.00
 per share redemption trigger price described adjacent to “Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
Note 4 — Private Placement
Simultaneously with the closing of the IPO, the Sponsor and Phoenix purchased an aggregate of
4,000,000
 Private Placement Warrants at a purchase price of $
1.50
 per Private Placement Warrant, generating gross proceeds to the Company of $
6,000,000
.
Simultaneously with the issuance and sale of the Units on May 11, 2021, the Company consummated the sale of Private Placement Warrants with the Sponsor and Phoenix of an aggregate of
400,000
 warrants to purchase Class A Ordinary Shares for $
1.50
 per warrant generating total proceeds of $
600,000
.
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
Stock Based Compensation
The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 24 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.
The shares were issued on April 8, 2021 (“Grant Date”), and the shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $0.0043 per share equal to cost as of the Grant Date, or an aggregate of $957 for the 220,000 shares. Upon consummation of an initial Business Combination the Company will recognize $0 in compensation expense.
On March 16, 2022 the Company’s sponsor transferred 93,750 founder shares to one director. The Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $5.39 per share equal to cost as of the Grant Date, or an aggregate of $505,734 for the 93,750 shares. Upon consummation of an initial Business Combination, the Company will recognize $505,734 in compensation expense.
Promissory Note—Related Party
The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured
and due on the Company’s demand. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Promissory Note.
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
As of March 31, 2022 and December 31, 2021, no Related Party Loans were outstanding.
Due to Related Party
As of March 31, 2022 and December 31, 2021, the Company owed $71,546 and $44,909 to related party, respectively. This amount is non-interest
bearing and payable on demand.
Administrative Service Fee
Commencing on the date of the prospectus, the Company has agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to the Sponsor, secretarial and administrative support services provided to members of the management team and other expenses and obligations of the Sponsor. For the three months ended March 31, 2022, the Company incurred $30,000 in administrative service fees. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. There were no administrative service fee incurred for the period from January 21, 2021 (inception) through March 31, 2021.
Note 6 — Recurring Fair Value Measurements
At March 31, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $3,661,540 and $7,386,968
, respectively.
Under the guidance in
ASC 815-40 the warrants
do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet
s
at fair value. This valuation is
subject to re-measurement at each
balance sheet date.
With each re-measurement, the warrant
valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement
s
of operations.
The Company’s warrant liabilities for the Private Placement Warrants are based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liabilities classified within Level 3 of the fair value hierarchy.
The Company’s warrant liabilities for the Public Warrants are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liabilities is classified within Level 1 of the fair value hierarchy. The fair value of the Private Placement Warrant liability units was classified within Level 3 of the fair value hierarchy at December 31, 2021. As of March 31, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Placement Warrants due to a make-whole provision in the contractual terms of the Private Placement Warrants Agreement and as such, the Private placement warrants were reclassified from Level 3 to Level
2
.
Substantially all of the Company’s investment held in the Trust Account on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to
determine such fair value.

	March 31, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$230,032,697	$230,032,697	$—	$—

Liabilities:
Public Warrants Liability	$2,325,300	2,325,300	—	$—
Private Placement Warrants Liability	1,336,240	—	1,336,240

	$3,661,540	$2,325,300	$1,336,240	—

	December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$230,010,830	$230,010,830	$—	$—

Liabilities:
Public Warrants Liability	$4,676,667	4,676,667	—	$—
Private Placement Warrants Liability	2,710,301	—	—	2,710,301

	$7,386,968	$4,676,667	$—	$2,710,301

Measurement
The Company established the initial fair value for the Warrants on May 6, 2021, the date of the consummation of
the Company’s IPO. The company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to
value
the
Private Warrants. In June 2021, the Company’s Public Warrants began separately trading on the NASDAQ and consequently were reclassified to a Level 1 valuation. At March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Warrants.
The key inputs into the valuation models were as follows at March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.41%	1.37%
Expected term (years)	6.15	6.17
Expected volatility	5.1%	10.3%
Exercise price	$9.73	$9.76
The following table provides a reconciliation of changes in fair value liability classified as Level 3 for the three months ended March 31, 2022:

Fair value at January 1, 2022	$2,710,301
Change in fair value	(1,374,061)
Private Placement Warrants reclassified to Level 2 (1)	(1,336,240)

Fair Value at March 31, 2022	$—

(1)	Assumes the Private Warrants were reclassified on March 31, 2022
Except for the transfer from Level 3 to Level 2 for the Private Warrants, there were no other transfers between Levels 1, 2 or 3 during the period from January 21, 2021 (inception) to March 31, 2022.

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
Note 8 — Shareholders’ Deficit
Preference shares—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class
 B ordinary shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the filing date of the Company’s Form
10-Q
for the period ended March 31, 2022. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as discussed below.
As discussed in Note 5, on February 28, 2022, the Company entered into a convertible note with the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $300,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination. Up to $300,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants.
As of March 31, 2022, no amounts were outstanding under the Convertible Note. In April and May of 2022, a total of $300,000 was advanced to the Company under the Convertible Note, and an aggregate principal amount of $300,000 was outstanding under the Convertible Note.
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
As indicated in the accompanying condensed financial statements, as of March 31, 2022, we had $177,789 in cash and cash equivalents and deferred offering underwriter’s discount of $8,050,000.
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
Results of Operations
Our entire activity since inception up to March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended March 31, 2022, we had a net income of $3,492,277, which included a gain from the change in fair value of warrant liabilities of $3,725,428 and interest income of $21,881, partially offset by a loss from operations of $255,032.
For the period from January 21, 2021 (inception) through March 31, 2021, we had a net loss of $2,600, which included a loss from operations of $2,600.
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
Our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Our amended and restated memorandum and articles of association provide that we will have only until May 6, 2023 to complete our initial business combination. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of March 31, 2022, no Working Capital Loans were outstanding.
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

At March 31, 2022, we had cash and cash equivalents outside the Trust Account of $177,789 and working capital of $304,984. Over the next 12 months, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to address this with the consummation of a proposed Business Combination in the combination period or with Working Capital Loans. Our Sponsor is committed and prepared to loan additional working capital to fund operations. There is no assurance that our plans to consummate a proposed business combination will occur or we will be able to borrow needed capital. As such, there is substantial doubt about our ability to continue as a going concern.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had cash equivalents amounting to $177,789 and $343,519, respectively.
Offering Costs Associated with IPO
We comply with the requirements of ASC
34-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to shareholders’ deficit or the statements of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, May 11, 2021 (upon the underwriters exercising their overallotment option), offering costs totaling $13,112,968 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $462,968 of other offering costs) were recognized with $548,600 which was allocated to the Public Warrants and Private Warrants, included in the statements of operations as a component of other income/(expense) and $ 12,564,368 included in temporary equity.
Fair Value of Financial Instruments
The fair value of our assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.
Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Our derivative instruments are recorded at fair value as of the IPO (May 6, 2021)
and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based
on whether or
not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet dates. We have determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

Warrant Instruments
We have accounted for the 12,066,667 warrants issued in connection with the IPO, Private Placement, and the underwriters exercise of the over-allotment option in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we will classify the warrant instruments as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured at
each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of warrants will be estimated using an internal valuation model utilizing inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at
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
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022, we have not experienced losses on this account and our management believes we are not exposed to significant risks on such account.

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
We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to examination since inception. We are considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, our tax provision was zero for the period presented.
Recent Accounting Standards
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The standard clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange, and it provides guidance on how an issuer would measure and recognize the effect of these transactions. Specifically, the ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
Rules 13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15(e) and
15d-15(e) under
the Exchange Act) were not effective as of March 31, 2022 , due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
are any of the risks described in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document —the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

Exhibit Number	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101*

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ J. Douglas Smith
Name: J. Douglas Smith
Title: Chief Financial Officer
Dated: May 18, 2022