Form 10-Q
period 2022-06-30
Valor Latitude Acquisition Corp.
filed 2022-08-15
CIK 1843091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 15, 2022,
23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

VALOR LATITUDE ACQUISITION CORP.
Form 10-Q
For the Quarter Ended June 30, 2022

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 21, 2021 (Inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 21, 2021 (Inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 21, 2021 (Inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
Part II. Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
Part III. Signatures

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
VALOR LATITUDE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	Unaudited
Assets:
Current Assets:
Cash and cash equivalents	$289,655	$343,519
Prepaid expenses, current	326,896	341,874

Total current assets	616,551	685,393
Prepaid expenses, non-current	—	116,144
Investments held in trust account	230,337,571	230,010,830

Total Assets	$230,954,122	$230,812,367

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$277,642	$164,780
Due to related party	101,546	44,909

Total Current Liabilities	379,188	209,689
Convertible promissory note	147,453	—
Warrant liabilities	1,578,792	7,386,968
Deferred underwriters’ fee	8,050,000	8,050,000

Total Liabilities	10,155,433	15,646,657
Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.01 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	230,337,571	230,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,539,457)	(14,834,865)

Total Shareholders’ Deficit	(9,538,882)	(14,834,290)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$230,954,122	$230,812,367

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30, 2022	For the period from January 21, 2021 (Inception) to June 30, 2021
	2022	2021
Formation and operating costs	$399,574	$523,547	$654,606	$526,147

Loss from Operations	(399,574)	(523,547)	(654,606)	(526,147)
Other income
Change in fair value of warrant liability	2,082,748	5,270,827	5,808,176	5,270,827
Change in fair value of convertible promissory note	358	—	358	—
Transaction costs allocated to warrant liabilities	—	(548,600)	—	(548,600)
Interest income	304,981	3,011	326,862	3,011

Total other income	2,388,087	4,725,238	6,135,396	4,725,238

Net income	$1,988,513	$4,201,691	$5,480,790	$4,199,091

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to redemption	23,000,000	13,736,264	23,000,000	7,352,941

Basic and diluted net income per share	$0.07	$0.22	$0.19	$0.33

Basic and diluted weighted average shares outstanding, Class B ordinary share	5,750,000	5,412,088	5,750,000	5,220,588

Basic and diluted net income per share	$0.07	$0.22	$0.19	$0.33

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	5,750,000	$575	$—	$(14,834,865)	$(14,834,290)
Net income	—	—	—	—	—	3,492,277	3,492,277

Balance as of March 31, 2022	—	—	5,750,000	575	—	(11,342,588)	(11,342,013)
Cash provided in excess of fair value of promissory note	—	—	—	—	152,189	—	152,189
Remeasurement adjustment on Redeemable Class A ordinary shares	—	—	—	—	(152,189)	(185,382)	(337,571)
Net income	—	—	—	—	—	1,988,513	1,988,513

Balance as of June 30, 2022	—	$—	5,750,000	$575	$—	$(9,539,457)	$(9,538,882)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH
JUNE 30, 2021

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(2,600)	(2,600)

Balance as of March 31, 2021	—	—	5,750,000	575	24,425	(2,600)	22,400
Excess value of cash received over fair value of Private Placement Warrants	—	—	—	—	704,096	—	704,096
Remeasurement adjustment on Redeemable Class A ordinary shares	—	—	—	—	(728,521)	(22,099,390)	(22,827,911)
Net income	—	—	—	—		4,201,691	4,201,691

Balance as of June 30, 2021	—	$—	5,750,000	$575	$—	$(17,900,299)	$(17,899,724)

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from January 21, 2021 (Inception) through June 30, 2021
Cash flows from operating activities:
Net income	$5,480,790	$4,199,091
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	—	548,600
Amortization of prepaid expenses	200,622	—
Change in fair value of warrant liability	(5,808,176)	(5,270,827)
Change in fair value of convertible promissory note	(358)	—
Interest earned on investments held in Trust Account	(326,741)	(3,011)
Changes in assets and liabilities:
Prepaid expenses	(69,500)	(642,771)
Accrued offering costs and expenses	112,862	355,239
Due to related party	56,637	—

Net cash used in operating activities	(353,864)	(813,679)

Cash flows from investing activities:
Investments held in trust account	—	(230,000,000)

Net cash used in investing activities	—	(230,000,000)

Cash flows from financing activities:
Promissory note – related party	—	14,909
Proceeds from issuance of founder shares	—	25,000
Proceeds received from public offerings, net of underwriters’ discount	—	225,400,000
Proceeds from convertible promissory note	300,000	—
Proceeds from private placement	—	6,600,000
Payment of offering costs	—	(462,968)

Net cash provided by financing activities	300,000	231,576,941

Net change in cash	(53,864)	763,262
Cash and cash equivalents, beginning of the period	343,519	—

Cash and cash equivalents, end of the period	$289,655	$763,262

Supplemental disclosure of cash flow information:
Deferred underwriter’s discount	$—	$8,050,000

Remeasurement adjustment on redeemable Class A ordinary shares	$337,571	$22,099,390

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”) described below, and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
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
Transaction costs of the IPO and the exercise of the over-allotment amounted to $13,112,968 consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, and $462,968 of other offering costs. Of the offering costs, $548,600 is included in the statements of operations and $12,564,368 is included in temporary equity.

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
Risks and Uncertainties
Management is currently evaluating the
impact of the COVID-19 pandemic and
Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity, Capital Resources and Going Concern
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

On February 28, 2022, the Company entered into a convertible note with the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $300,000 (the “Convertible Note”). The Convertible Note is
non-interest
bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination. Up to $300,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the Company had $300,000 outstanding under the Convertible Note. The Convertible Note had a fair value of $147,453 as of June 30, 2022 and is reflected on the Company’s condensed balance sheets.
At June 30, 2022, the Company had cash and cash equivalents outside the Trust Account of $289,655 and working capital of $237,363. Over the next 12 months, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this with the consummation of a proposed Business Combination in the combination period or with Working Capital Loans. There is no assurance that the Company’s plans to consummate a proposed Business Combination will occur or the Company will be able to borrow needed capital. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard’s Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 6, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 6, 2023.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q and
Article 8 of
Regulation S-X of
the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s
Form 10-K as
filed with the SEC on April 12, 2022. The interim results for the three and six months period ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents amounting to $289,655 and $343,519, respectively.
Offering Costs Associated with IPO
The Company complies with the requirements
of ASC 34-10-S99-1 and SEC
Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to temporary equity or the statements of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on May 11, 2021, (upon the underwriters exercising their over-allotment option), offering costs totaling $13,112,968 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $462,968 of other offering costs) were recognized with $548,600 which was allocated to the Public Warrants and Private Warrants, included in the unaudited condensed statements of operations as a component of other income/(expense) and $12,564,368 included in temporary equity.

Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, funds held in the Trust Account include $230,337,571 and $230,010,830, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (May 6,
2021) and re-valued at each
reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on
whether
or not net-cash settlement or
conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.
Convertible Promissory Note
The Company accounts for its Convertible Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under
815-15-25,
an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note is recognized as a non-cash
gain or loss on the condensed statements of operations.
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
This liability will be re-measured at each balance sheet
date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants will be estimated using an internal valuation model utilizing inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.
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
The shares w
e
re issued on April 8, 2021 (“Grant Date”), and the shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $0.0043 per share equal to cost as of the Grant Date, or an aggregate of $957 for the 220,000 shares. Upon consummation of an initial Business Combination the Company will recognize $957 in compensation expense.
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

	For the three months ended June 30,		For the six months ended June 30, 2022	For the period from January 21, 2021 (Inception) through June 30, 2021
	2022	2021
Class A Ordinary Share
Net income allocable to Class A ordinary shares	$1,590,810	$3,014,126	$4,384,632	$2,455,609
Basic and diluted weighted average shares outstanding	23,000,000	13,736,264	23,000,000	7,352,941

Basic and diluted income per share	$0.07	$0.22	$0.19	$0.33

Class B Ordinary Share
Net income allocable to Class B ordinary shares	$397,703	$1,187,565	$1,096,158	$1,743,482
Weighted average shares outstanding, basic and diluted	5,750,000	5,412,088	5,750,000	5,220,588

Basic and diluted income per ordinary share	$0.07	$0.22	$0.19	$0.33

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(10,263,543)
Ordinary share issuance costs	(12,564,368)
Plus:
Accretion of carrying value to redemption value	22,827,911

Ordinary shares subject to possible redemption as of December 31, 2021	$230,000,000
Plus:
Accretion of carrying value to redemption value	337,571

Ordinary shares subject to possible redemption as of June 30, 2022	$230,337,571

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to examination since inception.

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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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
The shares were issued on April 8, 2021 (“Grant Date”), and the shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $0.0043 per share equal to cost as of the Grant Date, or an aggregate of $957 for the 220,000 shares. Upon consummation of an initial Business Combination the Company will recognize $957 in compensation expense.
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
Promissory Note—Related Party
The Sponsor agreed to loan the Company an aggregate of up to
 $250,000 to be used for the payment of costs related to the IPO. The promissory note was
non-interest
bearing, unsecured and due on the Company’s demand. As of June 30, 2022 and December 31, 2021, the Company
had no borrowings under the Promissory Note.

There are no further borrowings available against this Promissory Note.
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
In April and May of 2022, a total of $300,000 was advanced to the Company under the Convertible Note, and an aggregate principal amount of $300,000 was outstanding under the Convertible Note. As of June 30, 2022, the Company had $300,000 outstanding under the Convertible Note. The Convertible Note had a fair value of $147,453 as of June 30, 2022 and is reflected on the Company’s condensed balance sheets.
No
additional borrowings are available under this Convertible Note.
Due to Related Party
As of June 30, 2022 and December 31, 2021, the Company owed $101,546 and $44,909 to related party, respectively. This amount is non-interest bearing
and payable on demand.
Administrative Service Fee
Commencing on the date of the prospectus, the Company has agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to the Sponsor, secretarial and administrative support services provided to members of the management team and other expenses and obligations of the Sponsor. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in administrative service fees, respectively. For the three months ended June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021, the Company incurred $10,000 and $10,000 in administrative service fees, respectively. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.
Note 6 — Recurring Fair Value Measurements
At June 30, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $1,578,792 and $7,386,968, respectively. Under the guidance in ASC 815-40 the warrants do
not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance
sheet
date. With each re-measurement, the warrant valuation
will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.
The Company’s warrant liabilities for the Private Placement Warrants are based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liabilities is classified within Level 3 of the fair value hierarchy.
The Company’s warrant liabilities for the Public Warrants are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liabilities is classified within Level 1 of the fair value hierarchy. The fair value of the Private Placement Warrant liability units was classified within Level 3 of the fair value hierarchy at December 31, 2021. As of June 30, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Placement Warrants due to a make-whole provision in the contractual terms of the Private Placement Warrants Agreement and as such, the Private placement warrants were reclassified from Level 3 to Level 2.
Substantially all of the Company’s investment held in the Trust Account on the condensed balance sheets consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$230,337,571	$230,337,571	$—	$—

Liabilities:
Public Warrants Liability	$996,667	$996,667	$—	$—
Private Placement Warrants Liability	582,125	—	582,125
Convertible Promissory Note	147,453	—	—	147,453

	$1,726,245	$996,667	$582,125	$147,453

	December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$230,010,830	$230,010,830	$—	$—

Liabilities:
Public Warrants Liability	$4,676,667	$4,676,667	$—	$—
Private Placement Warrants Liability	2,710,301	—	—	2,710,301

	$7,386,968	$4,676,667	$—	$2,710,301

Measurement
The Company established the initial fair value for the Warrants on May 6, 2021, the date of the consummation of the Company’s IPO. The company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. In June 2021, the Company’s Public Warrants began separately trading on the NASDAQ and consequently were reclassified to a Level 1 valuation. At December 31, 2021, the Company used a modified Black-Scholes model to value the Private Warrants. At June 30, 2022 the Private Warrants were priced using the Company’s Public Warrants.
The key inputs into the valuation models were as follows at December 31, 2021:

Input	December 31, 2021
Risk-free interest rate	1.37%
Expected term (years)	6.17
Expected volatility	10.3%
Exercise price	$9.76
The following tables provide reconciliations of changes in fair value liability classified as Level 3 for the three and six months ended June 30, 2022, three months ended June 30, 2021 and the period from January 21, 2021 through June 30, 2021:

Fair value at January 1, 2022	$2,710,301
Change in fair value	(1,374,061)
Private Placement Warrants reclassified to Level 2	(1,336,240)

Fair Value at June 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 during the six months ended June 30, 2022 was $1,336,240. There were no transfers from a Level 3 measurement to a Level 2 measurement during the period from January 21, 2021 (inception) to December 31, 2021.

Fair value at January 21, 2021 (inception) and March 31, 2021	$—
Initial fair value on May 6, 2021	14,284,733
Initial value of Warrants issued on May 11, 2021	1,874,714
Public Warrants reclassified to level 1	(6,900,000)
Change in fair value	(5,270,827)

Fair Value at June 30, 2021	$3,988,620

Except for the transfer from Level 3 to Level 1 for the Public Warrants, there were no other transfers between Levels 1, 2 or 3 during the period from January 21, 2021 (inception) to June 30, 2021.
The following table presents the changes in the fair value of the Level 3 Convertible Note at June 30, 2022:

Fair value as of March 31, 2022	$—
Amount borrowed at June 30, 2022	300,000
Cash provided in excess of fair value of promissory note recorded in additional paid in capital	(152,189)
Change in fair value	(358)

Fair value as of June 30, 2022	$147,453

The Convertible Note was measured using a Monte Carlo Model that values the compound option within the convertible debt and utilized a Probability Expected Return Model to fair value the convertible debt at issuance and at each reporting period.
The following table represents key inputs for the fair value of the Convertible Note:

At June 30, 2022
Stock price	$9.74
Strike price	$11.50
Term (in years)	5.67
Volatility	2.1%
Risk-free rate	2.61%
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

Warrant Amendments
The warrant agreement provides that the terms of the warrants may be amended without the consent of any shareholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s unaudited condensed financial statements, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least a majority of the then outstanding public warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s unaudited condensed financial statements without the consent of any shareholder or warrant holder. Although the Company’s ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
Underwriters Agreement
The underwriters had a 45-day option from the date
of the IPO to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On May 11, 2021, the underwriters fully exercised the over-allotment option and purchased 3,000,000 units.
Note 8 — Shareholders’ Deficit
Preference shares—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class
 B ordinary shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
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

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the filing date of the Company’s
Form 10-Q for
the period ended June 30, 2022. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Overview
We were incorporated as a Cayman Islands exempted company on January 21, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus our search for an initial business combination on technology-enabled Latin American companies seeking to become category defining enterprises and those targeting or expected to pursue cross-border expansion.
As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2022, we had $289,655 in cash and cash equivalents and deferred offering underwriter’s discount of $8,050,000.
On May 6, 2021, we consummated the IPO of 20,000,000 Public Units, at a price of $10.00 per Public Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 4,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, in a Private Placement to Valor Latitude LLC (the “Sponsor”) and Phoenix SPAC Holdco LLC (“Phoenix”), generating gross proceeds of $6,000,000. On May 11, 2021, the underwriters purchased 3,000,000 units generating net proceeds to us of approximately $29,400,000 in the aggregate after deducting the underwriter discount.
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
Results of Operations
Our entire activity since inception up to June 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended June 30, 2022, we had a net income of $1,988,513, which included a gain from the change in fair value of warrant liabilities of $2,082,748, a gain from change in fair value of convertible note of $358 and interest income of $304,981, partially offset by a loss from operations of $399,574.

For the six months ended June 30, 2022, we had a net income of $5,480,790, which included a gain from the change in fair value of warrant liabilities of $5,808,176, a gain from change in fair value of convertible note of $358 and interest income of $326,862, partially offset by a loss from operations of $654,606.
For the three months ended June 30, 2021, we had a net income of $4,201,691, which included a gain from the change in fair value of warrant liabilities of $5,270,827 and interest income of $3,011, partially offset by a loss from operations of $523,547 and transaction costs allocated to warrant liabilities of $548,600.
For the period from January 21, 2021 (inception) through June 30, 2021, we had a net income of $4,199,091, which included a gain from the change in fair value of warrant liabilities of $5,270,827 and interest income of $3,011, partially offset by a loss from operations of $526,147 and transaction costs allocated to warrant liabilities of $548,600.
Liquidity, Capital Resources and Going Concern
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
Our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Our amended and restated memorandum and articles of association provide that we will have only until May 6, 2023 to complete our initial business combination. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of June 30, 2022, no Working Capital Loans were outstanding.
On February 28, 2022, we entered into a convertible note with the Sponsor, pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $300,000 (the “Convertible Note”). The Convertible Note is
non-interest
bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if we do not consummate the Business Combination. Up to $300,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants.
At June 30, 2022, we had cash and cash equivalents outside the Trust Account of $289,655 and working capital of $237,363. Over the next 12 months, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to address this with the consummation of a proposed Business Combination in the combination period or with Working Capital Loans. Our Sponsor is committed and prepared to loan additional working capital to fund operations. There is no assurance that our plans to consummate a proposed business combination will occur or we will be able to borrow needed capital. As such, there is substantial doubt about our ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard’s Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 6, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 6, 2023.
Critical Accounting Policies
Use of Estimates
The preparation of our unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
We consider all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents amounting to $289,655 and $343,519, respectively.
Offering Costs Associated with IPO
We comply with the requirements of
ASC 34-10-S99-1 and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to temporary equity or the unaudited condensed statements of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on May 11, 2021 (upon the underwriters exercising their overallotment option), offering costs totaling $13,112,968 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $462,968 of other offering costs) were recognized with $548,600 which was allocated to the Public Warrants and Private Warrants, included in the unaudited condensed statements of operations as a component of other income/(expense) and $12,564,368 included in temporary equity.
Fair Value of Financial Instruments
The fair value of our assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.
Convertible Promissory Note
We account for the Convertible Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under
815-15-25,
an election can made be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note is recognized as a non-cash
gain or loss on the condensed statements of operations.

Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Our derivative instruments are recorded at fair value as of the IPO (May 6,
2021) and re-valued at each
reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on
whether
or not net-cash settlement or
conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.
Warrant Instruments
We have accounted for the 12,066,667 warrants issued in connection with the IPO, Private Placement, and the underwriters exercise of the over-allotment option in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we will classify the warrant instruments as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured at each
balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in our unaudited condensed statements of operations. The fair value of warrants will be estimated using an internal valuation model utilizing inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each
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

Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 12,066,667 of our Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2022 and December 31, 2021, we have not experienced losses on this account and our management believes we are not exposed to significant risks on such account.
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
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
We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to examination since inception. We are considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, our tax provision was zero for the period presented.
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

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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
Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and exercise of the over-allotment option, or $8,050,000, upon the completion of our Initial Business Combination subject to the terms of the underwriting agreement.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth
companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
by Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the
Exchange Act) were not effective as of June 30, 2022, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this
Form 10-Q present
fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f) and 15d-15(f) of
the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
Dated: August 15, 2022