Form 10-Q
period 2022-09-30
Valor Latitude Acquisition Corp.
filed 2022-11-09
CIK 1843091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file number
001-40322

VALOR LATITUDE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1578908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PO Box 309 Ugland House Grand Cayman	KY1-1104
(Address of principal executive offices)	(Zip Code)
(973) 290 233
Registrant’s Telephone Number, Including Area Code
(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	VLAT	Nasdaq Capital Market
Redeemable warrants, each one whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VLATW	Nasdaq Capital Market
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	VLATU	Nasdaq Capital Market
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
filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2
of the Exchange Act). (Check one):

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
9
, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

VALOR LATITUDE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

Page
PART I. Financial Information	1
Item 1. Financial Statements.	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 21, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 21, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 21, 2021 (Inception) through September 30, 2021	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
PART II – Other Information	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	31
Item 6. Exhibits	31
Part III. Signatures	32

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
VALOR LATITUDE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	Unaudited
Assets:
Current Assets:
Cash and cash equivalents	$200,042	$343,519
Prepaid expenses, current	223,326	341,874

Total current assets	423,368	685,393
Prepaid expenses, non-current	—	116,144
Investments held in trust account	231,382,685	230,010,830

Total Assets	$231,806,053	$230,812,367

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities:
Accrued offering costs and expenses	$269,545	$164,780
Due to related party	131,546	44,909

Total Current Liabilities	401,091	209,689
Convertible promissory note	118,461	—
Warrant liabilities	1,252,749	7,386,968
Deferred underwriters’ fee	8,050,000	8,050,000

Total Liabilities	9,822,301	15,646,657
Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.06 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	231,382,685	230,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,399,508)	(14,834,865)

Total Shareholders’ Deficit	(9,398,933)	(14,834,290)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$231,806,053	$230,812,367

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from January 21, 2021 (Inception) to September 30,
	2022	2021	2022	2021
Formation and operating costs	215,537	363,710	870,143	889,857

Loss from Operations	(215,537)	(363,710)	(870,143)	(889,857)
Other income
Change in fair value of warrant liability	326,043	1,195,219	6,134,219	6,466,046
Change in fair value of convertible promissory note	28,992	—	29,350	—
Transaction costs allocated to warrant liabilities	—	—	—	(548,600)
Interest income	1,045,565	2,959	1,372,427	5,970

Total other income	1,400,600	1,198,178	7,535,996	5,923,416

Net income	1,185,063	834,468	6,665,853	5,033,559

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to redemption	23,000,000	23,000,000	23,000,000	12,847,328

Basic and diluted net income per share	0.04	0.03	0.23	0.27

Basic and diluted weighted average shares outstanding, Class B ordinary share	5,750,000	5,750,000	5,750,000	5,406,489

Basic and diluted net income per share	0.04	0.03	0.23	0.28

The accompanying notes are an integral part of these unaudited condensed financial statements.

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	5,750,000	$575	$—	$(14,834,865)	$(14,834,290)
Net income	—	—	—	—	—	3,492,277	3,492,277

Balance as of March 31, 2022	—	—	5,750,000	575	—	(11,342,588)	(11,342,013)
Cash provided in excess of fair value of promissory note	—	—	—	—	152,189	—	152,189
Remeasurement adjustment on Redeemable Class A ordinary shares	—	—	—	—	(152,189)	(185,382)	(337,571)
Net income	—	—	—	—	—	1,988,513	1,988,513

Balance as of June 30, 2022	—	—	5,750,000	575	$—	(9,539,457)	(9,538,882)
Remeasurement adjustment on Redeemable Class A ordinary sh a res	—	—	—	—	—	(1,045,114)	(1,045,114)
Net income (loss)	—	—	—	—	—	1,185,063	1,185,063

Balance as of September 30, 2022	—	$—	5,750,000	$575	$—	$(9,399,508)	$(9,398,933)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(2,600)	(2,600)

Balance as of March 31, 2021	—	—	5,750,000	575	24,425	(2,600)	22,400
Excess value of cash received over fair value of Private Placement Warrants	—	—	—	—	704,096	—	704,096
Remeasurement adjustment on Redeemable Class A ordinary sh a res	—	—	—	—	(728,521)	(22,099,390)	(22,827,911)
Net income	—	—	—	—		4,201,691	4,201,691

Balance as of June 30, 2021	—	$—	5,750,000	$575	—	$(17,900,299)	$(17,899,724)
Net income	—	—	—	—	—	834,468	834,468
Balance as of September 30, 2021	—	$—	5,750,000	$575	$—	$(17,065,831)	$(17,065,256)

VALOR LATITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from January 21, 2021 (Inception) through September 30, 2021
Cash flows from operating activities:
Net income	$6,665,853	$5,033,559
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	—	548,600
Amortization of prepaid expenses	304,192	163,338
Change in fair value of warrant liability	(6,134,219)	(6,466,046)
Change in fair value of convertible promissory note	(29,350)	—
Interest earned on investments held in Trust Account	(1,371,855)	(5,970)
Changes in assets and liabilities:
Prepaid expenses	(69,500)	(712,200)
Accrued offering costs and expenses	104,765	515,045
Due to related party	86,637	—

Net cash used in operating activities	(443,477)	(923,674)

Cash flows from investing activities:
Investments held in trust account	—	(230,000,000)

Net cash used in investing activities	—	(230,000,000)

Cash flows from financing activities:
Promissory note – related party	—	14,909
Proceeds from issuance of founder shares	—	25,000
Proceeds received from public offerings, net of underwriters’ discount	—	225,400,000
Proceeds from convertible promissory note	300,000	—
Proceeds from private placement	—	6,600,000
Payment of offering costs	—	(462,968)

Net cash provided by financing activities	300,000	231,576,941

Net change in cash	(143,477)	653,267
Cash and cash equivalents, beginning of the period	343,519	—

Cash and cash equivalents, end of the period	$200,042	$653,267

Supplemental disclosure of cash flow information:
Deferred underwriter’s discount	$—	$8,050,000

Remeasurement adjustment on redeemable Class A ordinary shares	$1,382,685	$22,099,390

Payment of deferred offering costs by the Sponsor in exchange for issuance of Class B ordinary shares	$—	$22,400

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”) described below, and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
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
The underwriters fully exercised the over-allotment option and on May 11, 2021, the underwriters purchased 3,000,000 units generating net proceeds to the Company of approximately $29,400,000 in the aggregate after deducting the underwriter discount.
Simultaneously with the issuance and sale of the Units on May 11, 2021, the Company consummated the private placement with the Sponsor and Phoenix of an aggregate of 400,000 warrants to purchase Class A Ordinary Shares for $1.50 per warrant generating total proceeds of $600,000.
A total of $230,000,000 was placed in a U.S. based trust account at JP Morgan maintained by Continental Stock Transfer & Trust Company, acting as trustee.
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

On February 28, 2022, the Company entered into a convertible note with the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $300,000 (the “Convertible Note”). The Convertible Note is
non-interest
bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination. Up to $300,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the Company had $300,000 outstanding under the Convertible Note. The Convertible Note had a fair value of $118,461 as of September 30, 2022 and is reflected on the Company’s condensed balance sheets.
At September 30, 2022, the Company had cash and cash equivalents outside the Trust Account of $200,042 and working capital of $22,277. Over the next 12 months, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this with the consummation of a proposed Business Combination in the combination period or with Working Capital Loans. There is no assurance that the Company’s plans to consummate a proposed Business Combination will occur or the Company will be able to borrow needed capital. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard’s Board (“FASB”) Accounting Standards Update
(“ASU”)2014-15,
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s
Form 10-K as
filed with the SEC on April 12, 2022. The interim results for the three and nine months period ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents amounting to $200,042 and $343,519, respectively.
Offering Costs Associated with IPO
The Company complies with the requirements
of ASC 34-10-S99-1 and SEC
Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheets date that were directly related to the IPO. Offering costs are charged to temporary equity or the statements of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on May 11, 2021, (upon the underwriters exercising their over-allotment option), offering costs totaling $13,112,968 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $462,968 of other offering costs) were recognized with $548,600 which was allocated to the Public Warrants and Private Warrants, included in the unaudited condensed statements of operations as a component of other income/(expense) and $12,564,368 included in temporary equity.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, funds held in the Trust Account include $231,382,685 and $230,010,830, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (May
6,2021) and re-valued at each
reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on
whether
or not net-cash settlement or
conversion of the instrument could be required within 12 months of the balance sheets date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.
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
Fair valu
e
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

Stock Based Compensation
The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 24 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate, and the shares will become worthless.
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
Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the 7,666,667 warrants sold in the Initial Public Offering and the 4,400,000 of Private Placement Warrants to purchase an aggregate of 12,066,667 of our Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income (loss) per ordinary share.

	For the three months ended September 30,		For the nine months ended September 30,	For the period from January 21, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Class A Ordinary Share
Net income allocable to Class A ordinary shares	$948,050	$667,574	$5,332,682	$3,523,491
Basic and diluted weighted average shares outstanding	23,000,000	23,000,000	23,000,000	12,847,328

Basic and diluted income per share	$0.04	$0.03	$0.23	$0.27

Class B Ordinary Share
Net income allocable to Class B ordinary shares	$237,013	$166,894	$1,333,171	$1,510,068
Weighted average shares outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,406,489

Basic and diluted income per ordinary share	$0.04	$0.03	$0.23	$0.28

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$230,000,000
Less:
Proceeds allocated to Public Warrants	(10,263,543)
Ordinary share issuance costs	(12,564,368)
Plus:
Accretion of carrying value to redemption value	22,827,911

Ordinary shares subject to possible redemption as of December 31, 2021	$230,000,000
Plus:
Accretion of carrying value to redemption value	1,382,685

Ordinary shares subject to possible redemption as of September 30, 2022	$231,382,685

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to examination since inception.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.
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
one-third
of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is discussed in Note 7. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
The underwriters had a 45-day option from the date
of the Company’s Prospectus for the IPO (May 5, 2021) to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. The underwriters fully exercised the over-allotment option and on May 11, 2021, the underwriters purchased 3,000,000 units generating net proceeds to the Company of approximately $29,400,000 in the aggregate after deducting the underwriter fee.
Warrants
Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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

Stock Based Compensation
The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 24 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate, and the shares will become worthless.
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
Promissory Note—Related Party
The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest
bearing, unsecured and due on the Company’s demand. As of September, 30, 2022 and December 31, 2021, the Company had no borrowings under the Promissory Note. There are no further borrowings available against this Promissory Note.
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
In April and May of 2022, a total of $300,000 was advanced to the Company under the Convertible Note, and an aggregate principal amount of $300,000 was outstanding under the Convertible Note. As of September 30, 2022, the Company had $300,000 outstanding under the Convertible Note. The Convertible Note had a fair value of $118,461 as of September 30, 2022 and is reflected on the Company’s condensed balance sheets. No additional borrowings are available under this Convertible Note.

Due to Related Party
As of September 30, 2022 and December 31, 2021, the Company owed $131,546 and $44,909 to related party, respectively. This amount is non-interest bearing
and payable on demand.
Administrative Service Fee
Commencing on the date of the prospectus, the Company has agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to the Sponsor, secretarial and administrative support services provided to members of the management team and other expenses and obligations of the Sponsor. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in administrative service fees, respectively. For the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $40,000 in administrative service fees, respectively. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.
Note 6 — Recurring Fair Value Measurements
At September 30, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $1,252,749 and $7,386,968, respectively. Under the guidance in ASC 815-40 the warrants do
not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance
sheet
date. With each re-measurement, the warrant valuation
will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.
The Company’s warrant liabilities for the Private Placement Warrants are based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liabilities is classified within Level 3 of the fair value hierarchy.
The Company’s warrant liabilities for the Public Warrants are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liabilities is classified within Level 1 of the fair value hierarchy. The fair value of the Private Placement Warrant liability units was classified within Level 3 of the fair value hierarchy at December 31, 2021. As of September 30, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Placement Warrants due to a make-whole provision in the contractual terms of the Private Placement Warrants Agreement and as such, the Private placement warrants were reclassified from Level 3 to Level 2.
Substantially all of the Company’s investment held in the Trust Account on the condensed balance sheets consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$231,382,685	$231,382,685	$—	$—

Liabilities:
Public Warrants Liability	$792,733	$792,733	$—	$—
Private Placement Warrants Liability	460,016	—	460,016	—
Convertible Promissory Note	118,461	—	—	118,461

	$1,371,210	$792,733	$460,016	$118,461

	December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$230,010,830	$230,010,830	$—	$—

Liabilities:
Public Warrants Liability	$4,676,667	$4,676,667	$—	$—
Private Placement Warrants Liability	2,710,301	—	—	2,710,301

	$7,386,968	$4,676,667	$—	$2,710,301

Measurement
The Company established the initial fair value for the Warrants on May 6, 2021, the date of the consummation of the Company’s IPO. The company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. In September 2021, the Company’s Public Warrants began separately trading on the NASDAQ and consequently were reclassified to a Level 1 valuation. At December 31, 2021, the Company used a modified Black-Scholes model to value the Private Warrants. At September 30, 2022 the Private Warrants were priced using the Company’s Public Warrants.
The key inputs into the valuation models were as follows at December 31, 2021:

Input	December 31, 2021
Risk-free interest rate	1.37%
Expected term (years)	6.17
Expected volatility	10.3%
Exercise price	$9.76
The following tables provide reconciliations of changes in fair value liability classified as Level 3 for the three and nine months ended September 30, 2022, three months ended September 30, 2021 and the period from January 21, 2021 through September 30, 2021:

Fair value at January 1, 2022	$2,710,301
Change in fair value	(2,250,285)
Private Placement Warrants reclassified to Level 2	(460,016)

Fair Value at September 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 during the nine months ended September 30, 2022 was $460,016. There were no transfers from a Level 3 measurement to a Level 2 measurement during the period from January 21, 2021 (inception) to December 31, 2021.

Fair value at January 21, 2021 (inception) and March 31, 2021	$—
Initial fair value on May 6, 2021	14,284,733
Initial value of Warrants issued on May 11, 2021	1,874,714
Public Warrants reclassified to level 1	(6,134,867)
Change in fair value	(6,466,046)

Fair Value at September 30, 2021	$3,558,534

Except for the transfer from Level 3 to Level 1 for the Public Warrants, there were no other transfers between Levels 1, 2 or 3 during the period from January 21, 2021 (inception) to September 30, 2021.
The following table presents the changes in the fair value of the Level 3 Convertible Note at September 30, 2022:

Fair value as of March 31, 2022	$—
Amount borrowed at June 30, 2022	300,000
Cash provided in excess of fair value of promissory note recorded in additional paid in capital	(152,189)
Change in fair value	(29,350)

Fair value as of September 30, 2022	$118,461

The Convertible Note was measured using a Monte Carlo Model that values the compound option within the convertible debt and utilized a Probability Expected Return Model to fair value the convertible debt at issuance and at each reporting period.
The following table represents key inputs for the fair value of the Convertible Note:

At September 30, 2022
Stock price	$9.86
Strike price	$11.50
Term (in years)	5.41
Volatility	6.3%
Risk-free rate	3.72%
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
Note 8 — Shareholders’ Deficit
Preference shares—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class
 B ordinary shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the filing date of the Company’s
Form 10-Q for
the period ended September 30, 2022. Other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On
October 28, 2022,

the Company’s Sponsor transferred

50,000
previously issued and outstanding shares to two newly appointed directors
.

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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2022, we had $200,042 in cash and cash equivalents and deferred offering underwriter’s discount of $8,050,000.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had a net income of $1,185,063, which included a gain from the change in fair value of warrant liabilities of $326,043, a gain from change in fair value of convertible note of $28,992 and interest income of $1,045,565, partially offset by a loss from operations of $215,537.

For the nine months ended September 30, 2022, we had a net income of $6,665,853, which included a gain from the change in fair value of warrant liabilities of $6,134,219, a gain from change in fair value of convertible note of $29,350 and interest income of $1,372,427, partially offset by a loss from operations of $870,143.

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

Our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Our amended and restated memorandum and articles of association provide that we will have only until May 6, 2023 to complete our initial business combination. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of September 30, 2022, no Working Capital Loans were outstanding.

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

At September 30, 2022, we had cash and cash equivalents outside the Trust Account of $200,042 and working capital of $22,277. Over the next 12 months, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to address this with the consummation of a proposed Business Combination in the combination period or with Working Capital Loans. Our Sponsor is committed and prepared to loan additional working capital to fund operations. There is no assurance that our plans to consummate a proposed business combination will occur or we will be able to borrow needed capital. As such, there is substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

We consider all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents amounting to $200,042 and $343,519, respectively.

Offering Costs Associated with IPO

We comply with the requirements of ASC 34-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to temporary equity or the unaudited condensed statements of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on May 11, 2021 (upon the underwriters exercising their overallotment option), offering costs totaling $13,112,968 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $462,968 of other offering costs) were recognized with $548,600 which was allocated to the Public Warrants and Private Warrants, included in the unaudited condensed statements of operations as a component of other income/(expense) and $12,564,368 included in temporary equity.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Our derivative instruments are recorded at fair value as of the IPO (May 6,2021) and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

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

Stock Based Compensation

We comply with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by our directors at prices below fair value. The acquired shares shall vest upon our Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a business combination, (2) not be entitled to redemption from the funds held in the trust account, or any liquidating distributions. We have 24 months from the date of our initial public offering to consummate a business combination, and if a business combination is not consummated, our Company will liquidate, and the shares will become worthless.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2022 and December 31, 2021, we have not experienced losses on this account and our management believes we are not exposed to significant risks on such account.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to examination since inception. We are considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, our tax provision was zero for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Dated: November 9, 2022