Form 10-K
period 2022-12-31
Valor Latitude Acquisition Corp.
filed 2023-04-13
CIK 1843091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
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
973-290-233
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY, USA
As of June 30, 2022 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of its voting and non-voting
common equity held by
non-affiliates
as of such date was
 $
169,086,555.84

based upon the closing price reported for such date on the Nasdaq Capital Market.
A
s of April
12
, 202
3, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
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

As of December 31, 2022, we had cash outside the trust account of $132,219 and working capital deficiency of $556,736. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital through our initial public offering are discussed in the section of this annual report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate our initial public offering or our inability to continue as a going concern.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Management identified errors made in our historical financial statements where we improperly classified a portion of our public shares as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. As part of such process, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by us to complete our initial business combination. Therefore, management concluded that our previously issued financial statements impacted should be restated to report all public shares as temporary equity. Management concluded that the foregoing constituted a material weakness and has not been remediated as of December 31, 2022.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. On March 27, 2023, we filed a Preliminary Proxy Statement on Schedule 14A (the “Preliminary Schedule 14A”) relating to a proposed special meeting of shareholders anticipated to be held to approve an amendment to our amended and restated memorandum and articles of association which would, if implemented, allow us to extend the date by which we have to consummate an initial business combination from May 6, 2023 to November 6, 2023, subject to an additional six month extension to May 6, 2024, at the Company’s sole discretion (such proposal, the “Extension Amendment Proposal”). We cannot guarantee that our shareholders will approve the Extension Amendment Proposal.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

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

Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. On March 27, 2023, we filed the Preliminary Schedule 14A relating to a proposed special meeting of shareholders anticipated to be held to approve an amendment to our amended and restated memorandum and articles of association which would, if implemented, allow us to extend the date by which we have to consummate an initial business combination from May 6, 2023 to November 6, 2023, subject to an additional six month extension to May 6, 2024, at the Company’s sole discretion. We cannot guarantee that our shareholders will approve the Extension Amendment Proposal.

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

Our initial shareholders own approximately 20% of our issued and outstanding ordinary shares as of December 31, 2022. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares (including Phoenix’s founder shares for purposes of this calculation), we would need 7,500,001, or 37.5%, of the 20,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). In addition, in the event that Phoenix purchases 3,000,000 units (either in our initial public offering or after, or both) and votes them in favor of our initial business combination, a smaller proportion of affirmative votes from other public shareholders (31%) would be required to approve our initial business combination. Phoenix’s interest in the founder shares may provide an incentive to vote its shares in favor or our initial business combination.

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

None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisors, Phoenix or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

As of December 31, 2022, our initial shareholders owned approximately 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any shareholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements, but otherwise requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least a majority of the then outstanding public warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements without the consent of any shareholder or warrant holder. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

(b) Holders

On December 31, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 12 holders of record of our Class B ordinary shares and three holders of record of our warrants.

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

As indicated in the accompanying financial statements, as of December 31, 2022, we had $132,219 in cash and cash equivalents and deferred offering underwriter’s discount of $8,050,000.

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

On March 27, 2023, we filed the Preliminary Schedule 14A relating to a proposed special meeting of shareholders anticipated to be held to approve the Extension Amendment Proposal which would, if implemented, allow us to extend the date by which we have to consummate an initial business combination from May 6, 2023 to November 6, 2023, subject to an additional six month extension to May 6, 2024, at the Company’s sole discretion. We cannot guarantee that our shareholders will approve the Extension Amendment Proposal. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to December 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2022, we had a net income of $8,974,318, which included a gain from the change in fair value of warrant liabilities of $7,017,122 , a gain from change in fair value of convertible note of $88,161 and interest income of $3,319,450, partially offset by a loss from operations of $1,450,415.

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

Our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Our amended and restated memorandum and articles of association provide that we will have only until May 6, 2023 to complete our initial business combination. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

On February 28, 2022, we entered into a convertible note with the Sponsor, pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $300,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if we do not consummate the Business Combination. Up to $300,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On February 28, 2023, we and the Sponsor amended the Convertible Note to extend the maturity date of the Convertible Note to May 5, 2023.

At December 31, 2022, we had cash and cash equivalents outside the Trust Account of $132,219 and working capital deficit of $556,736. Over the next 12 months, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to address this with the consummation of a proposed Business Combination in the combination period or with Working Capital Loans. Our Sponsor is committed and prepared to loan additional working capital to fund operations. There is no assurance that our plans to consummate a proposed business combination will occur or we will be able to borrow needed capital. As such, there is substantial doubt about our ability to continue as a going concern.

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

Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and exercise of the over-allotment option, or $8,050,000, upon the completion of our Initial Business Combination subject to the terms of the underwriting agreement. On March 6, 2023, BofA Securities, Inc. delivered a letter to us informing us that it has waived its entitlements to such deferred underwriting discount in its entirety. Further, BofA Securities, Inc. has ceased or refused to act in, every office, capacity and relationship with respect to any potential Business Combination we may enter into in the future.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Cash and Cash Equivalents

We consider all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, we had cash and cash equivalents amounting to $132,219 and $343,519, respectively.

Offering Costs Associated with IPO

We comply with the requirements of ASC 34-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to temporary equity or the statements of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on May 11, 2021 (upon the underwriters exercising their overallotment option), offering costs totaling $13,112,968 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $462,968 of other offering costs) were recognized with $548,600 which was allocated to the Public Warrants and Private Warrants, included in the statements of operations as a component of other income/(expense) and $12,564,368 included in temporary equity.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Convertible Promissory Note

We account for the Convertible Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, an election can made be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note is recognized as a non-cash gain or loss on the statements of operations.

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

Warrant Instruments

We have accounted for the 12,066,667 warrants issued in connection with the IPO, Private Placement, and the underwriters exercise of the over-allotment option in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we will classify the warrant instruments as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in our statements of operations. The fair value of warrants will be estimated using an internal valuation model utilizing inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2022 and 2021, we have not experienced losses on this account and our management believes we are not exposed to significant risks on such account.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to examination since inception. We are considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, our tax provision was zero for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of December 31, 2022.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are currently as follows:

Name	Age	Position
Hélio L. Magalhães	71	Chief Executive Officer and Director
J. Douglas Smith	61	Chief Financial Officer
Clifford M. Sobel	73	Chairman of the Board
Scott Sobel	48	Director
Mario Mello	56	Director
Linda Rottenberg	54	Director
Barry L. Engle	59	Director
Brian P. Brooks	53	Director
John G. Bruno	58	Director
Ricardo Knoepfelmacher	57	Director

Hélio L. Magalhães, Chief Executive Officer and Director

Hélio Lima Magalhães has served as our CEO since February 2022 and as a member of our Board of Directors since the completion of our initial public offering. From 2012 to 2017, Mr. Magalhães was Chief Executive Officer of Citibank Brazil, a commercial bank. From 2010 to 2012, Mr. Magalhães served as President of The Americas Global Network Services (GNS) at American Express, a multinational financial services corporation. Mr. Magalhães has served as the chairman of the board of directors of Banco do Brasil S.A. since 2019 and as chairman of the board of UBS BB Investment Bank since 2020, and has also served on the board of directors of Companhia Melhoramentos São Paulo S.A. since 2019 and Suzano S.A. since 2020. Mr. Magalhães previously served as a board member of Eletropaulo Metropolitana (2018-2019), the Fundo Garantidor de Créditos (Brazilian FDIC) (2018), IRB Brasil RE (2017-2019), VR Investments (2017-2018), Elavon do Brasil (2012-2016), and the Brazilian Federation of Banks – Febraban (2012-2017), among other companies. Mr. Magalhães has a B.S. degree in Electrical Engineering and Computer Science from George Washington University (1976) and a postgraduate degree in Computer Science from the Pontifícia Universidade Católica do Rio de Janeiro - PUC-Rio (1982). We believe Mr. Magalhães’s significant knowledge and experience in the Latin American market and the financial industry, as well as extensive experience serving in a number of executive positions and as a board member of other public companies make him well qualified to serve as a director.

J. Douglas Smith, Chief Financial Officer

J. Douglas (Doug) Smith has served as our CFO since February 2021. Since August 2011, Mr. Smith has served as CFO and Executive Vice President of Valor Capital Group, a growth equity and venture capital investment firm focused on United States and Brazil cross border opportunities. Mr. Smith serves on the investment committee of the four investment funds managed by Valor Capital’s venture arm. Mr. Smith is also a Managing Director at Wesray Social Investments, having worked for Wesray and affiliates since May 1986, where he is a member of the investment committee and oversees private investments for its affiliates and the related family office. Mr. Smith also sits on the investment committee of the MCJ Foundation and The Goldhirsh Foundation and until 2019 was on Board of Governors at the St. Joseph’s High School Foundation. From 2010 to March 2017, Mr. Smith also served as an advisor to and assisted with the launch of the Collaborative Fund, a seed venture firm. Mr. Smith began his career at Price Waterhouse in August 1983 and continued at the firm through May 1986, during which time he earned his CPA license. Mr. Smith left Price Waterhouse as a Tax Senior before joining Wesray Capital. Corp. in May 1986. Mr. Smith holds a Bachelor of Arts degree in Economics/Accounting from the College of the Holy Cross (1983).

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

John G. Bruno, Independent Director

John G. Bruno has extensive public company experience at scale, specializing in global technology-led business model transformation derived from 30 years of multi-industry executive leadership roles as a CEO, COO, CMO, CTO, CIO, and general manager. Mr. Bruno joined Xerox Holdings Corporation in 2022 as President & Chief Operating Officer, responsible for operating model and go-to-market advancements to improve company performance. He partners closely with the CEO and executive committee to shape the company’s strategy overseeing global offerings, marketing, service delivery, manufacturing, supply chain, procurement, information technology, real estate, and Xerox’s Digital & IT services business units. Before joining Xerox, Mr. Bruno was the CEO and Managing Partner of Storm Ventures, LLC, a privately held expert advisory management consulting; and early-stage venture investment firm. He is a current member of the board of directors of Global Payments (NYSE: GPN) and chair of its compensation committee as well as a member of its technology committee. Previously, Mr. Bruno served in various capacities at Aon, plc, a publicly traded global risk management service provider, including as former Chief Operating Officer (2020 - 2022) and Chief Executive Officer of its Data & Analytics Services business unit (2019 - 2021); Chief Operations Officer (2017 - 2019); and Executive Vice President of Enterprise Innovation and Chief Information Officer (2014 - 2017). Before Aon, Mr. Bruno was the President of Industry and Field Operations and EVP of Corporate Development NCR Corporation, a publicly-traded technology company (2013 - 2014). Mr. Bruno chaired NCR’s Enterprise Risk Management Committee; and was the company’s Chief Technology Officer (2011 - 2013). Before NCR, Mr. Bruno was Managing Director of Goldman Sachs Group, Inc. (2007 - 2008); and Managing Director of Merrill Lynch & Co., Inc. (2006 - 2007). We believe Mr. Bruno’s experience makes him well-qualified to serve as a director.

Ricardo Knoepfelmacher, Independent Director

Ricardo Knoepfelmacher is the founder of RK Partners and has 30 years of experience in operational and financial restructuring as an executive, consultant and board member. During his career, he worked at Citibank, Grupo Nutrimental and McKinsey & Co. until he founded MGDK & Associados, a restructuring and consulting firm later sold to the Monitor Group (now owned by Deloitte). During this period, he worked in several efficiency gain, investment appraisal and M&A projects in companies including Elevadores Atlas (Atlas-Schindler), Acesita and Abril. Mr. Knoepfelmacher also worked on interim management projects and, at age 30, he was Caloi’s CEO for two years in a major operational and financial restructuring. He was also a senior partner of Monitor Company from which he left to be the CEO of Pegasus Telecom, later sold to the Telemar Group (currently Oi). After the sale of Pegasus, he founded Angra Partners and worked in major projects, such as the restructuring and sale of Brasil Ferrovias and Brenco, among others. Subsequently, Mr. Knoepfelmacher was appointed CEO of Brasil Telecom, where he implemented a robust restructuring project that led to the company’s sale to the Telemar/Oi Group. He also worked on the restructuring of the EBX Group (OGX, OSX and MMX), Paranapanema, Galvão Engenharia, UTC, Estaleiro Atlântico Sul, Estaleiro Enseada, Rossi Residencial, Brasil Supply, Usina Caeté, Property Brasil and PDG, among others. He served as Board Member of NII Holdings / Nextel (2013 - 2019), Netshoes (2017 - 2019), Iguá Saneamento (2018 - 2019) and Vicunha Têxtil (2013 - 2019). He is currently a board member at Capitale / ZEG Group (since September 2020) and serves as a consulting board member at FUNCEX (Fundação Comércio Exterior) (since June 2021). He holds a Master’s degree in International Management from Thunderbird School (December 1989) and graduated in Economics from the University of Brasília (UnB) (December 1987). We believe Mr. Knoepfelmacher’s experience makes him well qualified to serve as a director.

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of eight members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Barry Engle, Mr. Brian P. Brooks and Ms. Linda Rottenberg, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Hélio L. Magalhães and Mr. Ricardo Knoepfelmacher, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Clifford M. Sobel, Mario Mello and John Bruno, will expire at the third annual general meeting.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Ms. Rottenberg, Mr. Brooks, Mr. Engle, Mr. Bruno and Mr. Knoepfelmacher are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee will be available on our website at https://www.valorlatitude.com.

Audit Committee

As of December 31, 2022, Ms. Rottenberg, Mr. Engle and Mr. Brooks serve as the members and Mr. Engle serves as chair of the audit committee. Ms. Rottenberg, Mr. Engle and Mr. Brooks are independent of and unaffiliated with our sponsor and our underwriters. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent.

Each of Ms. Rottenberg, Mr. Engle and Mr. Brooks is financially literate and our board of directors has determined that each of Mr. Brooks, Ms. Rottenberg and Mr. Engle qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. On March 27, 2023, Mr. Bruno replaced Mr. Brooks as a member of the audit committee. Mr. Bruno is financially literate and independent of and unaffiliated with our sponsor and our underwriters.

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

Compensation Committee

Ms. Rottenberg and Mr. Engle serve as the members and Ms. Rottenberg serves as chair of the compensation committee. Under Nasdaq listing standards, all the directors on the compensation committee must be independent.

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

Nominating and Corporate Governance Committee

As of December 31, 2022, the members of our nominating and corporate governance committee are Ms. Rottenberg and Mr. Brooks. As of December 31, 2022, Mr. Brooks serves as chair of the nominating and corporate governance committee. Under the Nasdaq listing standards, all the directors on the nominating and corporate governance committee must be independent. On March 27, 2023, Mr. Bruno replaced Mr. Brooks as a member and chair of the nominating and corporate governance committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the other entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Hélio L. Magalhães	Banco do Brasil S.A.	Financial institution	Director
	UBS BB Investment Bank	Investment bank	Director
	Companhia Melhoramentos São Paulo S.A.	Cellulose manufacturing and publishing company	Director
	Suzano S.A.	Vertically integrated producer of paper and eucalyptus pulp	Director

J. Douglas Smith	Valor Capital Group	Growth equity and venture capital investment firm	Chief Financial Officer and Executive Vice President

	Valor venture funds	Venture capital investment	Member of investment committee

	Wesray Social Investments	Venture capital investment firm	Managing director and member of investment committee

Individual	Entity/Organization	Entity’s Business	Affiliation
	MCJ Foundation	Private Foundation	Member of investment committee

	Goldhirsh Foundation	Private Foundation	Member of investment committee

Clifford M. Sobel	Valor Capital Group	Growth equity and venture capital investment firm	Co-founder and managing partner

	Related Brazil	Mixed use developer	Partner

	Council of the Americas	American organization promoting free trade and open markets throughout the Americas	Director

	Council of American Ambassadors	Association of non-career United States ambassadors.	Director

	Christie’s Advisory Board for the Americas	Auction house	Director

Scott Sobel	Valor Capital Group	Growth equity and venture capital investment firm	Co-founder and managing partner

	National Mentoring Partnership	Non-profit advocate resource for mentoring in the US	Director

Mario Mello	Construtora Tenda S.A.	Brazilian real estate development company	Director

	Valor Capital Group	Growth equity and venture capital investment firm	Advisory board member and operating partner

	Track & Field Co. S.A.	Brazilian sportswear company	Director

	O Poder do Voto	Civic service non-profit start-up company	Founder and President

Linda Rottenberg	Endeavor Global, Inc.	Non-profit organization supporting high-impact entrepreneurship	Chief Executive Officer

	Endeavor Catalyst LP Funds	Co-investment firm designed to support Endeavor Global entrepreneurs	President

	Globant SA	Software developer	Director

	Olo	Digital food-ordering SaaS platform	Director

	RTPZ	SPAC	Director

Barry Engle	Lilium N.V.	Transportation development company	Director

	ABC Technologies Holdings Inc.	Automotive supplier company	Director

John G. Bruno	Storm Ventures, LLC	Expert advisory management consulting and early-stage venture investment firm	CEO and Managing Partner

	Global Payments	American multinational financial technology company	Director, chair of compensation committee and member of technology committee

Individual	Entity/Organization	Entity’s Business	Affiliation
Ricardo Knoepfelmacher	Capitale / ZEG Group	Investment firm	Board member

	FUNCEX (Fundação Comércio Exterior)	Private Foundation	Consulting board member

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at April 12, 2023, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of April 12, 2023.

	Class A ordinary shares		Class B ordinary shares(2)
Name of Beneficial Owners(1)(9)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
5% Shareholders:
Valor Latitude LLC (3)	—	—%	3,093,511	53.8%	10.8%
Phoenix SPAC Holdco LLC (5)	3,000,000	13.0%	727,481	12.7%	13.0%
Aristeia Capital, L.L.C. (6)	1,867,741	8.1%	—	—%	6.5%
Entities affiliated with Millenium Management LLC (7)	1,760,462	7.7%	—	—%	6.1%
Directors and Officers:
Hélio L. Magalhães	—	—%	143,750	2.5%	*	%
J. Douglas Smith	—	—%	143,750	2.5%	*	%
Clifford M. Sobel (4)	—	—%	1,266,508	22.0%	4.4%
Scott Sobel	—	—%	143,750	2.5%	*	%
Mario Mello	—	—%	*	* %	*
Linda Rottenberg	—	—%	*	* %	*	%
Barry L. Engle	—	—%	*	* %	*	%
Brian P. Brooks	—	—%	*	* %	*	%
John G. Bruno	—	—%	*	* %	*	%
Ricardo Knoepfelmacher	—	—%	*	* %	*	%
All officers and directors as a group	—	—%	1,847,758	32.1%	6.4%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the persons and entities listed above is PO Box 309, Ugland House, Grand Cayman KY1-1104.

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

(5)

This information is based solely on the Schedule 13G filed with the SEC on February 13, 2023 on behalf of SoftBank Group Corp., a Japanese kabushiki kaisha (“SoftBank”) solely because of its indirect interests in (i) Phoenix SPAC Holdco LLC, a Delaware limited liability company (“Phoenix”), a wholly owned subsidiary of SBLA Holdco I LLC, a Delaware limited liability company (“Holdco I”), a wholly owned subsidiary of SBLA L.P., an Ontario limited partnership (“SBLA L.P.”) and a wholly owned subsidiary of SoftBank Latin America Fund L.P., an Ontario limited partnership (“LatAm Fund” and, together with SoftBank, SBLA, Holdco I, SBLA L.P. and LatAm Fund, the “SoftBank Entities”) and whose sole limited partner is SoftBank. The shares are held of record by Phoenix. The principal business address of SoftBank is 1-7-1 Kaigan, Minato-ku, Tokyo 105-7537 Japan.

(6)

This information is based solely on the Schedule 13G filed with the SEC on February 13, 2023 on behalf of Aristeia Capital, L.L.C. (“Aristeia”). The principal business address of Aristeia is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(7)

This information is based solely on the Schedule 13G filed with the SEC on January 25, 2023 on behalf of Integrated Core Strategies (US) LLC, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander (each a “Reporting Person”). The principal business address of each of the Reporting Person is 399 Park Avenue New York, New York 10022.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Linda Rottenberg, Brian P. Brooks, Ricardo Knoepfelmacher, John G. Bruno and Barry L. Engle are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $153,470 and $70,040, respectively, for the services Marcum performed in connection with the Initial Public Offering and audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. We paid $11,330 and $0, respectively, for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021, to our independent registered public accounting firm for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended*

4.2	Warrant Agreement, dated May 3, 2021 between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.1	Letter Agreement, dated May 3, 2021, among the Company and its officers and directors and Valor Latitude LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.2	Investment Management Trust Agreement, dated May 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.3	Registration Rights Agreement, dated May 3, 2021, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.4	Administrative Services Agreement, dated May 3, 2021, between the Company and Valor Latitude LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.5	Private Placement Warrants Purchase Agreement, dated May 3, 2021, between the Company and Valor Latitude LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.6	Indemnity Agreement, dated May 3, 2021, between the Company and Clifford M. Sobel (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.7	Indemnity Agreement, dated May 3, 2021, between the Company and Mario Mello (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.8	Indemnity Agreement, dated May 3, 2021, between the Company and Scott Sobel (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.9	Indemnity Agreement, dated May 3, 2021, between the Company and J. Douglas Smith (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.10	Indemnity Agreement, dated May 3, 2021, between the Company and Linda Rottenberg (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.11	Indemnity Agreement, dated May 3, 2021, between the Company and Brian P. Brooks (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.12	Indemnity Agreement, dated May 3, 2021, between the Company and Hélio L. Magalhães (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.13	Indemnity Agreement, dated May 3, 2021, between the Company and Barry Engle (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2021)

10.14	Promissory Note issued to Clifford M. Sobel (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (333-254159) filed with the SEC on March 11, 2021)

10.15	Promissory Note Assignment Agreement between Cliff M. Sobel and Valor Latitude LLC (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (333-254159) filed with the SEC on March 11, 2021)

10.16	Promissory Note, dated February 28, 2022, issued by Valor Latitude Acquisition Corp. to Valor Latitude LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2022)

10.17	Amendment to Promissory Note, dated February 28, 2023, between Valor Latitude Acquisition Corp. and Valor Latitude LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2023)

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2023.

Valor Latitude Acquisition Corp.

By:	/s/ J. Douglas Smith
Name: J. Douglas Smith
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Hélio L. Magalhães	Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2023
Hélio L. Magalhães

/s/ J. Douglas Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2023
J. Douglas Smith

/s/ Clifford M. Sobel	Chairman of the Board	April 12, 2023
Clifford M. Sobel

/s/ Scott Sobel	Director	April 12, 2023
Scott Sobel

/s/ Mario Mello	Director	April 12, 2023
Mario Mello

/s/ Linda Rottenberg	Director	April 12, 2023
Linda Rottenberg

/s/ Barry L. Engle	Director	April 12, 2023
Barry L. Engle

/s/ Brian P. Brooks	Director	April 12, 2023
Brian P. Brooks

/s/ John G. Bruno	Director	April 12, 2023
John G. Bruno

/s/ Ricardo Knoepfelmacher	Director	April 12, 2023
Ricardo Knoepfelmacher

VALOR LATITUDE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Valor Latitude Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Valor Latitude Acquisition Corp. (the “Company”) as of December 31, 2022
and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by May 6, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used
and
significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021
.
New York, NY
April 12, 2023

VALOR LATITUDE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$132,219	$343,519
Prepaid expenses, current	121,596	341,874
Total current assets	253,815	685,393
Prepaid expenses, non-current	—	116,144
Investments held in trust account	233,328,449	230,010,830

Total Assets	$233,582,264	$230,812,367

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit Current liabilities:
Accrued offering costs and expenses	$667,195	$164,780
Due to related party	143,356	44,909

Total current liabilities	810,551	209,689
Convertible promissory note	59,650	—
Warrant liabilities	369,846	7,386,968
Deferred underwriters’ fee	8,050,000	8,050,000

Total Liabilities	9,290,047	15,646,657

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.14 and $10.00 per share redemption value at December 31, 2022 and 2021, respectively	233,328,449	230,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,036,807)	(14,834,865)

Total Shareholders’ Deficit	(9,036,232)	(14,834,290)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$233,582,264	$230,812,367

The accompanying notes are an integral part of the financial statements.

VALOR LATITUDE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period from January 21, 2021 (Inception) through December 31, 2021
Formation and operating costs	$1,450,415	$970,204

Loss from operations	(1,450,415)	(970,204)
Other income (expense):
Change in fair value of warrant liabilities	7,017,122	8,772,479
Change in fair value of convertible promissory note	88,161	—
Transaction costs allocated to warrant liabilities	—	(548,600)
Interest income	3,319,450	10,850

Total other income, net	10,424,733	8,234,729

Net income	$8,974,318	$7,264,525

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to redemption	23,000,000	15,507,042

Basic and diluted net income per share	$0.31	$0.35

Basic and diluted weighted average shares outstanding, Class B ordinary share	5,750,000	5,496,479

Basic and diluted net income per share	$0.31	$0.35

The accompanying notes are an integral part of the financial statements.

VALOR LATITUDE ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess value of cash received over fair value of Private Placement Warrants	—	—	—	—	704,096	—	704,096
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	—	(728,521)	(22,099,390)	(22,827,911)
Net Income	—	—	—	—	—	7,264,525	7,264,525

Balance – December 31, 2021	—	$—	5,750,000	$575	$—	$(14,834,865)	$(14,834,290)
Cash provided in excess of fair value of promissory note	—	—	—	—	152,189	—	152,189
Remeasurement adjustment on Redeemable Class A ordinary shares	—	—	—	—	(152,189)	(3,176,260)	(3,328,449)
Net income	—	—	—	—	—	8,974,318	8,974,318

Balance – December 31, 2022	—	$—	5,750,000	$575	$—	$(9,036,807)	$(9,036,232)

The accompanying notes are an integral part of the financial statements.

VALOR LATITUDE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from January 21, 2021 (Inception) through December 31, 2021
Cash flows from operating activities:
Net income	$8,974,318	$7,264,525
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	—	548,600
Amortization of prepaid expenses	407,922	225,731
Change in fair value of warrant liabilities	(7,017,122)	(8,772,479)
Change in fair value of convertible promissory note	(88,161)	—
Interest earned on investments held in Trust Account	(3,317,619)	(10,830)
Changes in assets and liabilities:
Prepaid expenses	(71,500)	(683,749)
Accrued offering costs and expenses	502,415	164,780
Due to related party	98,447	44,909

Net cash used in operating activities	(511,300)	(1,218,513)

Cash flows from investing activities:
Investments held in trust account	—	(230,000,000)

Net cash used in investing activities	—	(230,000,000)

Cash flows from financing activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds received from public offerings, net of underwriters’ discount	—	225,400,000
Proceeds from convertible promissory note	300,000	—
Proceeds from private placement	—	6,600,000
Payment of offering costs	—	(462,968)

Net cash provided by financing activities	300,000	231,562,032

Net change in cash	(211,300)	343,519
Cash and cash equivalents, beginning of the period	343,519	—

Cash and cash equivalents, end of the period	$132,219	$343,519

Supplemental disclosure of cash flow information:
Deferred underwriter’s discount	$—	$8,050,000

Remeasurement adjustment on redeemable Class A ordinary shares	$3,328,449	$22,099,390

Initial measurement of warrant liabilities	$—	$16,159,447

The accompanying notes are an integral part of the financial statements.

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”) described below, and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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
Liquidity, Capital Resources, and Going Concern
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
On February 28, 2022, the Company entered into a convertible note with the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $300,000 (the “Convertible Note”). The Convertible Note is
non-interest
bearing and due on the earlier of: (i) 12 months from the date thereof or (ii) the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment if the Company does not consummate the Business Combination. Up to $300,000 of the Convertible Note may be converted into warrants at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had $300,000 and $0, respectively, outstanding under the Convertible Note. The Convertible Note had a fair value of $59,650 as of December 31, 2022 and is reflected on the Company’s balance sheets.
At December 31, 2022, the Company had cash and cash equivalents outside the Trust Account of $132,219 and working capital deficit of $556,736. Over the next 12 months, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this with the consummation of a proposed Business Combination in the combination period or with Working Capital Loans. There is no assurance that the Company’s plans to consummate a proposed Business Combination will occur or the Company will be able to borrow needed capital. As such, there is substantial doubt about the Company’s ability to continue as a going concern.
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

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Emerging Growth Company
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash and cash equivalents amounting to $132,219 and $343,519, respectively.
Investments Held in Trust Account
At December 31, 2022 and 2021, funds held in the Trust Account include $233,328,449 and $230,010,830, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
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

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
As of December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(10,263,543)
Ordinary shares issuance costs	(12,564,368)
Plus:
Remeasurement adjustment of carrying value to redemption value	22,827,911

Ordinary shares subject to possible redemption as of December 31, 2021	$230,000,000

Plus:
Remeasurement adjustment of carrying value to redemption value	3,328,449

Ordinary shares subject to possible redemption as of December 31, 2022	$233,328,449

Offering Costs Associated with IPO
The Company complies with the requirements of ASC
34-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheets date that were directly related to the IPO. Offering costs are charged to temporary equity or the statements of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on May 11, 2021, (upon the underwriters exercising their over-allotment option), offering costs totaling $13,112,968 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $462,968 of other offering costs) were recognized with $548,600 which was allocated to the Public Warrants and Private Warrants, included in the statements of operations as a component of other income/(expense) and $12,564,368 included in temporary equity.
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
an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note is recognized as a non-cash
gain or loss on the statements of operations.

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to examination since inception.
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
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2022		For the Period from January 21, 2021(Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$7,179,454	$1,794,864	$5,363,448	$1,901,077
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	15,507,042	5,496,479

Basic and diluted net income per ordinary share	$0.31	$0.31	$0.35	$0.35

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
On October 28, 2022, the Company’s Sponsor transferred 50,000 previously issued and outstanding shares to two newly appointed directors. The Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $1.92 per share equal to cost as of the Grant Date, or an aggregate of $96,106 for the 50,000 shares. Upon consummation of an initial Business Combination, the Company will recognize $96,106 in compensation expense.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.
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

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

NOTE 3. INITIAL PUBLIC OFFERING
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

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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
NOTE 4. PRIVATE PLACEMENT
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

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

NOTE 5. RELATED PARTY TRANSACTIONS
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
On March 16, 2022, the Company’s sponsor transferred 93,750 founder shares to one director. The Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $5.39 per share equal to cost as of the Grant Date, or an aggregate of $505,734 for the 93,750 shares. Upon consummation of an initial Business Combination, the Company will recognize $505,734 in compensation expense.
On October 28, 2022, the Company’s Sponsor transferred 50,000 previously issued and outstanding shares to two newly appointed directors. The Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $1.92 per share equal to cost as of the Grant Date, or an aggregate of $96,106 for the 50,000 shares. Upon consummation of an initial Business Combination, the Company will recognize $96,106 in compensation expense.
Administrative Service Fee
Commencing on the date of the prospectus, the Company has agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities, salaries or other cash compensation paid to consultants to the Sponsor, secretarial and administrative support services provided to members of the management team and other expenses and obligations of the Sponsor. For the year ended December 31, 2022, the Company incurred $120,000 in administrative service fees. For the period from January 21, 2021 (inception) to December 31, 2021, the Company incurred $70,000 in administrative service fees. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Promissory Note — Related Party
The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest
bearing, unsecured and due on the Company’s demand. As of December 31, 2022 and 2021, the Company had no borrowings under the Promissory Note. There are no further borrowings available against this Promissory Note.
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
In April and May of 2022, a total of $300,000 was advanced to the Company under the Convertible Note, and an aggregate principal amount of $300,000 was outstanding under the Convertible Note. As of December 31, 2022, the Company had $300,000 outstanding under the Convertible Note. The Convertible Note had a fair value of $59,650 as of December 31, 2022 and is reflected on the Company’s balance sheets. No additional borrowings are available under this Convertible Note.
Due to Related Party
As of December 31, 2022 and 2021, the Company owed $143,356 and $44,909 to related party, respectively. This amount is non-interest
bearing and payable on demand
NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS
At December 31, 2022 and 2021, the Company’s warrant liabilities were valued at $369,846 and $7,386,968, respectively. Under the guidance in ASC
815-40
the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
The Company’s warrant liabilities for the Private Placement Warrants are based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liabilities is classified within Level 3 of the fair value hierarchy.
The Company’s warrant liabilities for the Public Warrants are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liabilities is classified within Level 1 of the fair value hierarchy. The fair value of the Private Placement Warrant liability units was classified within Level 3 of the fair value hierarchy at December 31, 2021. As of December 31, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Placement Warrants due to a make-whole provision in the contractual terms of the Private Placement Warrants Agreement and as such, the Private placement warrants were reclassified from Level 3 to Level 2.
Substantially all of the Company’s investment held in the Trust Account on the balance sheets consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$233,328,449	$233,328,449	$—	$—

Liabilities:
Public Warrants Liability	$230,000	$230,000	$—	$—
Private Placement Warrants Liability	139,846	—	139,846	—
Convertible Promissory Note	59,650	—	—	59,650

	$429,496	$230,000	$139,846	$59,650

	December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$230,010,830	$230,010,830	$—	$—

Liabilities:
Public Warrants Liability	$4,676,667	$4,676,667	$—	$—
Private Placement Warrants Liability	2,710,301	—	—	2,710,301

	$7,386,968	$4,676,667	$—	$2,710,301

Measurement
The Company established the initial fair value for the Warrants on May 6, 2021, the date of the consummation of the Company’s IPO. The company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. In September 2021, the Company’s Public Warrants began separately trading on the NASDAQ and consequently were reclassified to a Level 1 valuation. At December 31, 2021, the Company used a modified Black-Scholes model to value the Private Warrants. At December 31, 2022 the Private Warrants were priced using the Company’s Public Warrants.
The key inputs into the valuation models were as follows at December 31, 2021:

Input	December 31, 2021
Risk-free interest rate	1.37%
Expected term (years)	6.17
Expected volatility	10.3%
Exercise price	9.76
The following tables provide reconciliations of changes in fair value liability classified as Level 3 for the year ended December 31, 2022, and the period from January 21, 2021 through December 31, 2021:

Fair value at January 1, 2022	$2,710,301
Change in fair value	(2,250,285)
Private Placement Warrants reclassified to Level 2	(460,016)

Fair Value at December 31, 2022	$—

Fair value at January 21, 2021 (inception)	$—
Initial fair value on May 6, 2021	14,284,733
Initial value of Warrants issued on May 11, 2021	1,874,714
Public Warrants reclassified to level 1 (1)	(6,134,867)
Change in fair value	(7,314,279)

Fair Value at December 31, 2021	$2,710,301

(1)	Assumes the Public Warrants were reclassified on September 30, 2021.

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 during the year ended December 31, 2022 was $460,016. There were no transfers from a Level 3 measurement to a Level 2 measurement during the period from January 21, 2021 (inception) to December 31, 2021.
Except for the transfer from Level 3 to Level 1 for the Public Warrants, there were no other transfers between Levels 1, 2 or 3 during the period from January 21, 2021 to December 31, 2021.
The following table presents the changes in the fair value of the Level 3 Convertible Note at December 31, 2022:

Fair value as of March 31, 2022	$—
Amount borrowed at June 30, 2022	300,000
Cash provided in excess of fair value of promissory note recorded in additional paid in capital	(152,189)
Change in fair value	(88,161)

Fair value as of December 31, 2022	$59,650

The Convertible Note was measured using a Monte Carlo Model that values the compound option within the convertible debt and utilized a Probability Expected Return Model to fair value the convertible debt at issuance and at each reporting period.
The following table represents key inputs for the fair value of the Convertible Note:

December 31, 2022
Stock price	$10.06
Strike price	$11.50
Term (in years)	5.16
Volatility	7.5%
Risk-free rate	3.99%
NOTE 7. COMMITMENTS AND CONTINGENCIES
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

VALOR LATITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Underwriting Agreement
The underwriters had a
45-day
option from the date of the IPO to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On May 11, 2021, the underwriters fully exercised the over-allotment option and purchased 3,000,000 units.
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
basis.
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as disclosed below, that would have required adjustment or disclosure in the financial statements.
On March 6, 2023, BofA Securities, Inc., which was an underwriter of our IPO, informed the Company that they waive their entitlement to the deferred underwriting fee.